Form 10-Q
period 1996-03-31
PENDA CORP
filed 1996-05-08
CIK 921745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1996

                                     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 33-77728

                              PENDA CORPORATION
           (Exact name of registrant as specified in its charter)

           FLORIDA                                   65-463658
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization                   Identification No.)


2344 WEST WISCONSIN STREET, PORTAGE, WISCONSIN          53901-0449
(Address of principal executive offices)                (Zip Code)


            (Registrant's telephone number, including area code)
                               (608) 742-5301

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
At May 1, 1996, the Registrant had 999,700 shares of $0.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                               PENDA CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                    MARCH 31, 1996     DECEMBER 31,
                                                     (UNAUDITED)           1995
                                                    --------------     ------------
                                                              (in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                           $    583            $    467
 Accounts receivable, net                              12,425               8,514
 Inventories, net                                       6,297               6,175
 Other                                                    864               1,747
                                                     --------            --------
    Total current assets                               20,169              16,903

Property, plant and equipment, net                     23,542              23,688
Intangible assets, net                                 97,135              97,885
Other                                                     702                 661
                                                     --------            --------
    Total assets                                     $141,548            $139,137
                                                     ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $  4,104            $  3,440
 Accrued liabilities                                    3,600               5,352
                                                     --------            --------
    Total current liabilities                           7,704               8,792

Long-term debt                                         93,610              92,015
Deferred income taxes                                   3,588               3,591
                                                     --------            --------
    Total liabilities                                 104,902             104,398
                                                     --------           ---------
Shareholders' equity:
Common stock                                               10                  10
Additional paid-in capital                             24,970              24,970
Retained earnings                                      11,610               9,706
Foreign currency translation adjustment                    56                  53
                                                     --------            --------
    Total shareholders' equity                         36,646              34,739
                                                     --------            --------
    Total liabilities and shareholders' equity       $141,548            $139,137
                                                     ========            ========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                               PENDA CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                      (UNAUDITED)
                                      -----------------------------------------
                                               1996                   1995
                                      -------------------     -----------------
                                      (In thousands, except for per share data)
Net sales                                       $22,094                $17,879
Cost of sales                                    13,585                 10,896
                                                -------                -------
  Gross profit                                    8,509                  6,983
Selling expenses                                  1,110                  1,013
General and administrative expenses               1,065                  1,232
Amortization                                        750                    643
                                                -------                -------
  Operating income                                5,584                  4,095
Interest expense                                  2,427                  2,253
                                                -------                -------
Income before provision for income taxes          3,157                  1,842
Provision for income taxes                        1,253                    730
                                                -------                -------
Net income                                      $ 1,904                $ 1,112
                                                =======                =======
Net income per common share                     $  1.90                $  1.11
                                                =======                =======
Weighted average common shares outstanding        1,000                  1,000
                                                -------                -------

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                               PENDA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                            (UNAUDITED)
                                            -----------------------------------------
                                                    1996                   1995
                                            -------------------     -----------------
                                            (In thousands, except for per share data)
Cash flows from operating activities:
  Net income                                           $  1,904             $  1,112
  Non-cash adjustments to net income:
    Depreciation                                            756                  547
    Amortization                                            750                  650
Net change in other assets and liabilities               (3,498)              (3,721)
                                                       --------             --------
    Net cash used in operating activities                   (88)              (1,412)
                                                       --------             --------
Cash flows from investing activities:
    Purchases of property, plant and equipment             (611)              (4,502)
    Payment of contingent acquisition consideration      (1,000)              (1,000)
                                                       --------             --------
    Net cash used in investing activities                (1,611)              (5,502)
                                                       --------             --------
Cash flows from financing activities:
    Proceeds of sale lease back of equipment              1,940                    -
    Payments on notes payable                              (125)                   -
    Net changes in revolving credit borrowings                -                7,000
                                                       --------             --------
    Net cash provided by financing activities             1,815                7,000
                                                       --------             --------
Net change in cash                                          116                   86
Cash and cash equivalents:
  Beginning of period                                       467                  120
                                                       --------             ---------
  End of period                                        $    583             $    206
                                                       ========             ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     Penda Corporation (the "Company"), manufactures and distributes plastic bedliners, other accessories for pickup trucks, vans and other sport utility vehicles, and sleeper cabs for heavy duty trucks. The Company's sales are principally in the United States and Canada. The Company also distributes pickup truck accessories manufactured by other companies through its original equipment manufacturer and aftermarket distribution systems. The Company operates in one business segment, light truck accessory products.

     These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. These financial statements include the accounts of the Company's wholly-owned subsidiaries, and all significant intercompany transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the SEC.

2.   INVENTORIES

     Inventories at March 31, 1996 consist of the following (in thousands):


     Finished goods                $  2,238
     Work in process                    522
     Raw materials and supplies       3,537
                                   --------
                                   $  6,297
                                   ========

3.   INCOME TAXES

     The Company estimates that annual income taxes will be incurred, thus the allocation of income tax to interim periods is required. The Company recorded an income tax provision by estimating the annual effective income tax rate and applied that rate to pretax income.

     The effective income tax rate for the Company varies from the Federal statutory tax rate due to state and foreign income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

         Net sales increased $4.2 million or 23.6% as compared to the first quarter of 1995. The Company's newly acquired (July, 1995) subsidiary, Tri-Glas Corporation, contributed $3.2 million of new sales in 1996. Other sales increased $1.0 million due to higher selling prices during 1996 and on increased sales volume. Market penetration continued to increase despite some of the Company's competitors having reduced their selling prices. The Company has continued to differentiate itself from its competition by taking advantage of its product quality, customer service and production techniques.

         The increase in sales during the first quarter of 1996 resulted in higher gross profit dollars compared to the same period last year. Gross profit as a percentage of sales fell 0.6% compared to the first quarter of 1995 due to higher raw material costs.

         First quarter 1996 selling, general and administrative ("SG&A") expenses represented 9.8% of sales, compared to 12.6% of sales in 1995.
SG&A expenses were lower in 1996 due to reduced personnel and less advertising.

         Amortization was higher due to additional intangible assets recorded as a result of acquiring Tri-Glas Corporation.

         Interest expense was higher as average borrowings outstanding were higher in 1996, due to the acquisition of Tri-Glas Corporation, offset by a lower weighted average interest rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements for its operations are working capital (principally accounts receivable and inventory) and capital expenditures. The Company's capital needs have historically been provided by internally generated cash and through utilization of Company's revolving credit facility. Working capital at March 31, 1996 was $12.5 million compared to $8.1 million at December 31, 1995. The change in working capital was due to higher accounts receivable balances resulting from higher sales in the first quarter of 1996 versus the fourth quarter of 1995.

         At March 31, 1996, the Company had approximately $94.1 million of outstanding debt, including $80.0 million of senior notes payable, $9.9 million under its revolving credit facility and $4.1 million in various notes payable. In January 1996, the Company entered into a 5 year sales lease back agreement in the principle amount of $1.9 million for certain production equipment. The agreement requires the Company to make monthly principal and interest payments of $29,000, with a final payment of $805,000. The transaction resulted in no gain or loss being recognized.

         Cash used in operating activities totaled $0.1 million for the three months ended March 31, 1996 compared to $1.4 million for the same period in 1995 due principally to the increase in net income. The consolidated debt-to-equity ratio improved to 2.57:1 at March 31, 1996 versus 2.66:1 at December 31, 1995. As of March 31, 1996, the Company had approximately $8.0 million of availability under its revolving credit facility based on eligible collateral.

         Management believes that funds generated from operations and funds available under the revolving credit facility will be sufficient to satisfy the Company's debt service obligations, working capital requirements and commitments for capital expenditures through at least 1996. To the extent available, excess funds will be used to reduce outstanding borrowings under the revolving credit facility.

         On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future are dependent on its ability to generate adequate cash flows. The Company expects that its cash flows from operations, available borrowings and access to the capital markets will be sufficient to fund future debt service. This will be dependent on its overall operating performance and be subject to general business, financial and other factors affecting the Company and the light truck industry, certain of which are beyond the control of the Company.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against claims in an amount which it believes to be adequate. The Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its financial condition or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     10.1 First Amended and Restated Management Stock Option Plan.

     27   Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PENDA CORPORATION




Date:  May 3, 1996                   By: /s/  Daniel E. Braun
                                     ----------------------------------------
                                     Daniel E. Braun, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date:  May 3, 1996                   By: /s/  Mark J. Blume
                                     ----------------------------------------
                                     Mark J. Blume, Chief Financial Officer
                                     (Principal Financial
                                     and Accounting Officer)