Form 10-Q
period 1996-06-30
PENDA CORP
filed 1996-08-06
CIK 921745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-77728

                               PENDA CORPORATION
             (Exact name of registrant as specified in its charter)

     FLORIDA                                           65-463658
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2344 WEST WISCONSIN STREET, PORTAGE, WISCONSIN                53901-0449
(Address of principal executive offices)                      (Zip Code)


              (Registrant's telephone number, including area code)
                                 (608) 742-5301

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
At August 1, 1996, the Registrant had 998,019 shares of $0.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                               PENDA CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                             JUNE 30, 1996   DECEMBER 31,
                                              (UNAUDITED)       1995
                                             -------------  -------------
                                                     (in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                   $       1,681  $         467
 Accounts receivable, net                           13,147          8,514
 Inventories, net                                    6,483          6,175
 Other                                                 835          1,747
                                             -------------  -------------
  Total current assets                              22,146         16,903

Property, plant and equipment, net                  23,036         23,688
Intangible assets, net                              96,387         97,885
Other                                                  689            661
                                             -------------  -------------
  Total assets                               $     142,258  $     139,137
                                             =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                            $       3,579  $       3,440
 Accrued liabilities                                 5,201          5,227
 Current portion of long-term debt                     364            125
                                             -------------  -------------
  Total current liabilities                          9,144          8,792

Long-term debt                                      88,494         92,015
Deferred income taxes                                4,903          3,591
                                             -------------  -------------
  Total liabilities                                102,541        104,398
                                             -------------  -------------
Shareholders' equity:
 Common stock                                           10             10
 Additional paid-in capital                         24,851         24,970
 Retained earnings                                  14,786          9,706
 Foreign currency translation adjustment                70             53
                                             -------------  -------------
  Total shareholders' equity                        39,717         34,739
                                             -------------  -------------
  Total liabilities and shareholders' equity $     142,258  $     139,137
                                             =============  =============

The accompanying notes are an integral part of the consolidated financial statements.

                               PENDA CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME





                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   JUNE 30,                       JUNE 30,
                                                 (UNAUDITED)                    (UNAUDITED)
                                             --------------------      ---------------------------
                                                1996       1995            1996            1995
                                             ---------  ---------      ------------    -----------
                                                    (In thousands, except for per share data)
Net sales                                    $25,728    $   18,440     $  47,822       $    36,319
Cost of sales                                 14,745        11,785        28,330            22,681
                                             ---------  ----------     ------------    -----------
 Gross profit                                 10,983         6,655        19,492            13,638

Selling expenses                               1,162           839         2,272             1,852
General and administrative
 expenses                                      1,718         1,051         2,839             2,283
Amortization                                     749           734         1,498             1,377
                                             ---------  ----------     ------------    -----------
 Operating income                              7,354         4,031        12,883             8,126

Other income (expenses):
 Interest expense                             (2,460)       (2,320)       (4,887)           (4,573)
 Other income                                    309             -           364                 -
                                             ---------  ----------     ------------    -----------
Income before provision for
 income taxes                                  5,203         1,711         8,360             3,553
Provision for income taxes                     2,027           665         3,280             1,395
                                             ---------  ----------     ------------    -----------
Net income                                   $ 3,176    $    1,046     $   5,080       $     2,158
                                             =========  ==========     ============    ===========
Net income per common share                  $  3.18    $     1.05     $    5.08       $      2.16
                                             =========  ==========     ============    ===========
Weighted average common shares
 outstanding                                   1,000         1,000         1,000             1,000
                                             ---------  ----------     ------------    -----------

The accompanying notes are an integral part of the consolidated financial statements.

                               PENDA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                           SIX MONTHS ENDED JUNE 30,
                                                                  (UNAUDITED)
                                                 --------------------------------------------
                                                          1996                   1995
                                                 ---------------------  ---------------------
                                                               (IN THOUSANDS)
Cash flows from operating activities:
 Net income                                       $             5,080   $              2,158
 Non-cash adjustments to net income:
  Depreciation                                                  1,522                    944
  Amortization                                                  1,498                  1,377
  Deferred income tax provision                                 1,312                    303
 Net change in other assets and liabilities                    (3,212)                (2,335)
                                                 ---------------------  ---------------------
  Net cash provided by  operating activities                    6,200                  2,447
                                                 ---------------------  ---------------------
Cash flows from investing activities:
  Purchases of property, plant and equipment                     (870)                (5,433)
  Payment of contingent acquisition consideration              (1,000)                (1,000)
  Proceeds of insurance settlements                               364                      -
                                                 ---------------------  ---------------------
  Net cash used in investing activities                        (1,506)                (6,433)
                                                 ---------------------  ---------------------
Cash flows from financing activities:
  Proceeds of sale lease back of equipment                      1,940                      -
  Payments on notes payable                                      (222)                     -
  Purchases of common stock                                      (198)                     -
  Net changes in revolving credit borrowings                   (5,000)                 4,500
                                                 ---------------------  ---------------------
  Net cash provided by (used in) financing
   activities                                                  (3,480)                 4,500
                                                 ---------------------  ---------------------
Net change in cash                                              1,214                    514
Cash and cash equivalents:
  Beginning of period                                             467                    120
                                                 ---------------------  ---------------------
  End of period                                  $              1,681   $                634
                                                 =====================  =====================


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Penda Corporation (the "Company"), manufactures and distributes accessories for pickup trucks, vans and sport utility vehicles, and sleeper cabs for heavy duty trucks. Plastic pickup truck bedliners account for approximately 80% of the Company's sales. The Company's sales are principally in the United States and Canada. The Company also distributes light truck accessories manufactured by other companies through its original equipment manufacturer and aftermarket distribution systems. The Company operates in one business segment, light truck accessory products.

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

2. INVENTORIES

     Inventories at June 30, 1996 consist of the following (in thousands):

        Finished goods                $  3,976
        Work in process                    560
        Raw materials and supplies       1,947
                                      --------
                                      $  6,483
                                      ========

3. LONG-TERM DEBT

     In January 1996, the Company entered into a five year sale-lease back agreement in the principle amount of $1.9 million for certain production equipment. The Company is required to make monthly principal and interest payments of $29,000, with a final payment of $805,000. The transaction resulted in no gain or loss being recognized.

4. COMMON STOCK

     In June 1996, pursuant to the Company's Subscription and Shareholders' Agreement ("Shareholders' Agreement"), the Company was required to purchase 1,689 shares of common stock from two former employees at an aggregate cost of $119,000. The common stock shares were canceled. In addition, one of the former employees exercised options to purchase 821 shares of common stock at an exercise price of $25.00 per share. Compensation expense of $58,000 associated with the exercise of the options is reflected in the accompanying statement of income. Under the Shareholders' Agreement, the Company was required to immediately purchase the 821 shares of common stock from the former employee at an aggregate cost of $79,000. The common stock shares were canceled.

                                  (UNAUDITED)

5. INCOME TAXES

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

RESULTS OF OPERATIONS

     Comparison of Quarters Ended June 30, 1996 and 1995

     Net sales increased $7.3 million or 39.5% as compared to the second quarter of 1995. The Company's newly acquired (July, 1995) subsidiary, Tri-Glas Corporation, contributed $4.1 million of new sales in the second quarter of 1996. Sales of pickup truck bedliners and other light truck accessories increased $3.2 million due to increased volume and increased market penetration. The Company has continued to differentiate itself from its competition by taking advantage of its product quality, customer service and production techniques.

     Consistent with results of the first quarter of 1996, the increase in sales during the second quarter of 1996 resulted in higher gross profit dollars compared to the same period last year. Gross profit as a percentage of sales rose 6.6% compared to the second quarter of 1995 due to lower raw material costs and increased efficiencies.

     Second quarter 1996 selling, general and administrative ("SG&A") expenses represented 11.2% of sales, compared to 10.2% of sales in 1995. SG&A expenses increased due to the addition of Tri-Glas Corporation and compensation costs recognized from the exercise of common stock options.


     Interest expense was higher as average borrowings outstanding were higher in 1996, due to the acquisition of Tri-Glas Corporation, offset by a lower weighted average interest rate.


     Comparison of Six Months Ended June 30, 1996 and 1995

     Net sales increased $11.5 million, or 31.7% as compared to the first six months of 1995. Tri-Glas Corporation, the Company's newly acquired (July, 1995) subsidiary, contributed $7.3 million of the increased sales. Sales of pickup truck bedliners and other light truck accessories increased $4.2 million due to increased volume, increased market penetration and more favorable product mix.

     Consistent with results of the first quarter of 1996, the increase in sales during the first six months of 1996 resulted in higher gross profit dollars compared to the same period last year. Gross profit as a percentage of sales rose 3.2% compared to 1995 due to lower raw material costs and increased efficiencies.

     SG&A expenses represented 10.7% of sales, compared to 11.4% of sales in the first six months of 1995. SG&A expenses as a percentage of sales decreased primarily due to the higher sales.

     Amortization was higher in the first six months of 1996 as compared to 1995 due to additional intangible assets recorded as a result of acquiring Tri-Glas Corporation.

     Interest expense was higher as average borrowings outstanding were higher in 1996, due to the acquisition of Tri-Glas Corporation, offset by a lower weighted average interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements for its operations are working capital (principally accounts receivable and inventory) and capital expenditures. The Company's capital needs have historically been provided by internally generated cash and through utilization of Company's revolving credit facility. Working capital at June 30, 1996 was $13.0 million compared to $12.5 and $8.1 million at March 31, 1996 and December 31, 1995, respectively. The change in working capital was due to higher cash and accounts receivable balances resulting from higher sales.

     At June 30, 1996, the Company had approximately $88.9 million of outstanding debt, including $80.0 million of senior notes payable, $4.9 million under its revolving credit facility and $4.0 million in various notes payable. The Company generated sufficient cash in the second quarter of 1996 to reduce borrowings outstanding under its revolving credit facility by $5.0 million from March 31, 1996.

     Cash generated in operating activities totaled $6.2 million for the six months ended June 30, 1996 compared to $2.4 million for the same period in 1995 due principally to the increase in net income. The consolidated debt-to-equity ratio improved to 2.24:1 at June 30, 1996 versus 2.65:1 at December 31, 1995. As of June 30, 1996, the Company had approximately $15.4 million of availability under its revolving credit facility based on eligible collateral.

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

     (a) Exhibits

                27    Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PENDA CORPORATION



Date:  August 6, 1996                       By: /s/   Daniel E. Braun
       --------------                           -------------------------
                                       Daniel E. Braun, President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)



Date:  August 6, 1996                       By:  /s/   Mark J. Blume
       --------------                            ------------------------
                                       Mark J. Blume, Vice President - Chief
                                       Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)