Form 10-Q
period 1996-09-30
PENDA CORP
filed 1996-11-14
CIK 921745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-77728

                               PENDA CORPORATION
             (Exact name of registrant as specified in its charter)

                    FLORIDA                                     65-0463658
        (State or other  jurisdiction                       (I.R.S. Employer
       of incorporation or organization)                   Identification No.)

2344 WEST WISCONSIN STREET, PORTAGE, WISCONSIN                 53901-0449
 (Address of principal executive offices)                      (Zip Code)

             (Registrant's telephone number, including area code)
                                (608) 742-5301

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At November 1, 1996, the Registrant had 998,042 shares of $0.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                               PENDA CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                            September 30, 1996   December 31, 1995
                                                (Unaudited)
                                            -------------------  -----------------
                                                        (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                      $     591           $     467
  Accounts receivable, net                          10,865               8,514
  Inventories, net                                   6,984               6,175
  Other                                                608               1,747
                                                 ---------           ---------
    Total current assets                            19,048              16,903

Property, plant and equipment, net                  22,763              23,688
Intangible assets, net                              95,637              97,895
Other                                                  719                 651
                                                 ---------           ---------
    Total assets                                 $ 138,167           $ 139,137
                                                 =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   2,886           $   3,440
  Accrued liabilities                                2,472               5,227
  Current portion of long-term debt                    314                 125
                                                 ---------           ---------
    Total current liabilities                        5,672               8,792

Long-term debt                                      86,595              92,015
Deferred income taxes                                5,159               3,591
                                                 ---------           ---------
    Total liabilities                               97,426             104,398
                                                 ---------           ---------

Shareholders' equity:
  Common stock                                          10                  10
  Additional paid-in capital                        24,851              24,970
  Retained earnings                                 15,764               9,706
  Foreign currency translation adjustment              116                  53
                                                 ---------           ---------
    Total shareholders' equity                      40,741              34,739
                                                 ---------           ---------
    Total liabilities and shareholders' equity   $ 138,167           $ 139,137
                                                 =========           =========

The accompanying notes are an integral part of the consolidated financial statements.

                               PENDA CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                               (Unaudited)             (Unaudited)
                                           ------------------     --------------------
                                              1996      1995        1996        1995
                                           ---------  -------     --------    --------
                                       (In thousands, except for share and per share data)
Net sales                                  $ 20,435   $ 20,134    $ 68,257    $ 56,453
Cost of sales                                13,456     13,121      41,786      35,802
                                           --------   --------    --------    --------
  Gross profit                                6,979      7,013      26,471      20,651

Selling expenses                              1,006        872       3,278       2,724
General and administrative expenses           1,366      1,312       4,205       3,595
Amortization                                    760        644       2,258       2,021
                                           --------   --------    --------    --------
 Operating income                             3,847      4,185      16,730      12,311

Other income (expenses) :
  Interest expense                           (2,317)    (2,505)     (7,204)     (7,078)
  Other income                                  156          -         520           -
                                           --------   --------    --------    --------
Income before provision for income taxes      1,686      1,680      10,046       5,233
Provision for income taxes                      706        660       3,986       2,055
                                           --------   --------    --------    --------
Net income                                 $    980   $  1,020    $  6,060    $  3,178
                                           ========   ========    ========    ========
Net income per common share                $   0.98   $   1.02    $   6.07    $   3.18
Weighted average common shares outstanding      998      1,000         999       1,000
                                           --------   --------    --------    --------

The accompanying notes are an integral part of the consolidated financial statements.

                               PENDA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Nine Months Ended
                                                                  September 30,
                                                                   (Unaudited)
                                                               -------------------
                                                                  1996      1995
                                                               ---------  --------
                                                                  (In thousands)
Cash flows from operating activities:
  Net income                                                   $  6,060   $  3,178
  Non-cash adjustments to net income:
    Depreciation                                                  2,299      1,437
    Amortization                                                  2,258      2,021
    Deferred income tax provision                                 1,568        664
Net change in other assets and liabilities                       (4,778)    (4,552)
                                                               --------   --------
  Net cash provided by operating activities                       7,407      2,748
                                                               --------   --------
Cash flows from investing activities:
    Purchases of property, plant and equipment                   (1,374)    (6,182)
    Payment of contingent acquisition consideration              (1,000)    (1,000)
    Purchase of net business assets                                   -     (8,381)
    Proceeds from insurance settlements                             520          -
                                                               --------   --------
    Net cash used in investing activities                        (1,854)   (15,563)
                                                               --------   --------
Cash flows from financing activities:
    Proceeds from sale lease back of equipment                    1,940          -
    Payments on notes payable                                      (271)         -
    Purchase of common stock                                       (198)       (21)
    Net changes in revolving credit borrowings                   (6,900)    13,300
                                                               --------   --------
    Net cash provided by (used in) financing activities          (5,429)    13,279
                                                               --------   --------
Net change in cash                                                  124        464
Cash and cash equivalents:
  Beginning of period                                               467        120
                                                               --------   --------
  End of period                                                $    591   $    584
                                                               ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.      BASIS OF PRESENTATION

        Penda Corporation (the "Company"), manufactures and distributes accessories for pickup trucks, vans and other sport utility vehicles, and sleeper cabs for heavy duty trucks. Plastic pickup truck bedliners account for approximately 80% of the Company's sales. The Company's sales are principally in the United States and Canada. The Company also distributes pickup truck accessories manufactured by other companies through its original equipment manufacturer and aftermarket distribution systems. The Company operates in one business segment, light truck accessory products.

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

2.      INVENTORIES

        Inventories at September 30, 1996 consist of the following (in thousands):

        Finished goods               $ 4,152
        Work in process                  577
        Raw materials and supplies     2,255
                                     -------
                                     $ 6,984
                                     =======


3.      LONG-TERM DEBT

        In January 1996, the Company entered into a five year sale-lease back
agreement in the principal amount of $1.9 million for   certain production
equipment. The Company is required to make monthly principal and interest payments of $29,000, with a final payment of $805,000. The transaction resulted in no gain or loss being recognized.

4.      COMMON STOCK

        In June 1996, pursuant to the Company's Subscription and Shareholders' Agreement ("Shareholders' Agreement"), the Company was required to purchase 1,689 shares of common stock from two former employees at an aggregate cost of $119,000. The common stock shares were canceled. In addition, one of the former employees exercised options to purchase 821 shares of common stock at an exercise price of $25.0 per share. Compensation expense of $58,000 associated with the exercise of the options is reflected in the accompanying statements of income. Under the Shareholders' Agreement, the Company was required to immediately purchase the 821 shares of common stock from the former employee at an aggregate cost of $79,000. The common stock shares were canceled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

        Comparison of Quarters Ended September 30, 1995 and 1996

        Net sales increased $0.3 million or 1.5% as compared to the third quarter of 1995, primarily due to higher unit sales of bedliners, hard tonneau covers and vantops. The Company has continued to differentiate its products from its competition by taking advantage of its product quality, customer service, and production techniques.

        Gross profit dollars were comparable to the same period last year while gross profit as a percentage of sales declined slightly compared to the third quarter of 1995 due to sales mix offset by certain manufacturing efficiencies.

        Third quarter 1996 selling, general and administrative ("SG&A") expenses were 11.6% of sales, compared to 10.8% of sales in 1995. Selling expenses were higher due to the addition of sales staff.

        Interest expense was lower as average revolving credit borrowings outstanding were lower in 1996.


        Comparison of Nine Months Ended September 30, 1995 and 1996

        Net sales increased $11.8 million, or 20.9% as compared to the first nine months of 1995. Tri-Glas Corporation, acquired in July 1995, contributed to $7.7 million of the increased sales. Sales of bedliners and other accessories increased $4.1 million on increased unit volumes.

        The increase in sales during the first nine months of the year, along with certain manufacturing efficiencies, and lower raw material prices resulted in higher gross profit as a percentage of sales.

        SG&A expenses were 11.0% of sales, compared to 11.2% of sales in the first nine months of 1995, due to higher sales without comparable increases in SG&A expenses.

        Amortization was higher in the first nine months of 1996 as compared to 1995 due to additional intangible assets recorded as a result of acquiring Tri-Glas Corporation in July 1995.

        Interest expense increased as average revolving credit borrowings outstanding were higher in 1996, due to the acquisition of Tri-Glas Corporation, partially offset by a lower weighted average interest rate.

        Recent Events

        The Company has been advised by Ford Motor Company that it will cease purchasing bedliners from the Company effective February 1997. Ford accounted for approximately 17% and 20% of the Company's net sales in 1995 and the nine months ended September 30, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary capital requirements for its operations are working capital (principally accounts receivable and inventories) and capital expenditures. The Company's capital needs have historically been provided by internally generated cash and through utilization of the Company's revolving credit facility. Working capital at September 30, 1996 was $13.4 million compared to $8.1 million at December 31, 1995. The change in working capital resulted from increased sales in the third quarter of 1996 versus the fourth quarter of 1995.

        At September 30, 1996, the Company had approximately $86.9 million of outstanding debt, including $80.0 million of senior notes payable, $3.0 million under its revolving credit facility and $3.9 million in various notes payable. The Company generated sufficient cash flow in 1996 to reduce borrowings outstanding under its revolving credit facility by $6.9 million from December 31, 1995.

        Cash generated in operating activities totaled $7.4 million for the nine months ended September 30, 1996 compared to $2.7 million for the same period in 1995 due principally to the increase in net income. The Company's consolidated debt-to-equity ratio improved to 2.13:1 at September 30, 1996 versus 2.65:1 at December 31, 1995. As of September 30, 1996, the Company had approximately $16.5 million of availability under its revolving credit facility which is based on eligible collateral.

        Management believes that funds generated from operations and funds available under the revolving credit facility will be sufficient to satisfy the Company's debt service obligations, working capital requirements and commitments for capital expenditures into 1997. To the extent available, excess funds will be used to reduce outstanding borrowings under the revolving credit facility.

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

                                    PENDA CORPORATION

Date:  November 14, 1996            By: /s/   Daniel E. Braun
                                        -----------------------------
                                    Daniel E. Braun, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date: November 14, 1996             By: /s/   Mark J. Blume
                                        -----------------------------
                                    Mark J. Blume, Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)