Form 10-K
period 1996-12-31
PENDA CORP
filed 1997-03-31
CIK 921745

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File Number 33-77728

                               PENDA CORPORATION
             (Exact name of registrant as specified in its charter)

         FLORIDA                                      65-0463658

(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                            2344 W. WISCONSIN STREET
                               PORTAGE, WISCONSIN
                                   53901-0449
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (608) 742-5301
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ].

At February 28, 1997, the registrant had 996,206 shares of $0.01 par value common stock outstanding.

                                 INDEX TO ITEMS





PART I                                                                                                        PAGE
-------                                                                                                       ----

Item 1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3-7

Item 2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7

Item 3. Legal Proceedings.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7-9

Item 4. Submission of Matters to a Vote of
        Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9

PART II
-------

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

Item 6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11-12

Item 8. Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . . . . .    13-32

Item 9. Changes in and Disagreements with
        Accountants on Accounting and
        Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33

PART III
--------

Item 10. Directors and Executive Officers of
         The Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33-34

Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . .    35-37

Item 12. Security Ownership of Certain Beneficial
         Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    37-38

Item 13. Certain Relationships and Related
         Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       38

PART IV
--------

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    39-40

Schedules .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41


Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .    42-53

                                       2

                                     PART I

ITEM 1.  BUSINESS

General

     Penda Corporation (the "Company" or "Penda"), is one of the world's largest manufacturers and suppliers of pickup truck accessories serving original equipment manufacturers ("OEMs") and the automotive aftermarket (the "Aftermarket"). The Company manufacturers thermoformed high-density polyethylene plastic pickup truck bedliners that are designed to both enhance the vehicle's appearance and help protect truck beds from damage, thereby extending the useful life and increasing the resale value of the pickup truck. The Company also manufactures fiberglass accessory products for pickup trucks, vans, and Class 8 trucks that are sold by truck dealers, specialty automotive stores, other retailers and OEMs. Other truck accessories including bed mats, tailgate liners, hood protectors and cargo liners designed for sport utility vehicles and other light trucks are also distributed through the Company's OEM and Aftermarket distribution systems.

     The Company was formed by the acquisition of substantially all of the assets of the Proprietary Products Division of TriEnda Corporation on March 18, 1994. Effective July 14, 1995, the Company's wholly-owned subsidiary, Tri-Glas Corporation ("Tri-Glas") acquired certain of the assets and assumed certain liabilities of VMC Fiberglass Products, Inc. ("VMC").

     The light truck accessory industry, like the North American automotive parts industry, generally is composed of two distinct sectors - the original equipment market and the automotive aftermarket. Management believes that the OEM segment of the industry is benefited by consumers' general preference to purchase significant add-ons at the time they purchase their vehicle. Such purchases allow installation of the accessories prior to delivery and before damage to the vehicle occurs. It also permits the buyer to finance the accessories with the purchase of the vehicle. Aftermarket sales are generally directed to consumers who purchase in the Aftermarket because of the perceived higher cost of OEM accessories, their desire to engage in "do-it-yourself" installation, they do not realize the protective value of bedliners until they see pickup truck bed damage, they decide to "customize" the appearance of their vehicle after original purchase, or they purchase accessories prior to a planned sale of a used vehicle.

     The Company also distributes pickup truck bedliners in Latin America and Australia through its subsidiaries Penda SA de C.V. and Penda Australia, Limited. These sales represent 1.8% of the Company's net sales.

Products and Markets

     The Company's major product lines are:

     Pickup Truck Bedliners

     Pickup truck bedliners are manufactured for OEMs and the Aftermarket. Aftermarket liners carry the "PENDALINER(R)" brand name, while OEM liners are stamped with the truck manufacturer's name, such as Ford, Toyota, or Dodge, in the headwall of the bedliner. The Company manufactures approximately 90 different bedliner models, custom engineered and molded to fit the exact specifications of the truck bed of most models of domestic and foreign pickup trucks. The Company's bedliner sales represented 78% and 86% of the Company's net sales for 1996 and 1995, respectively.

     Pickup Truck Caps

     Pickup truck caps are manufactured primarily for Aftermarket customers. Pickup truck caps are fiberglass shells affixed to the truck's bed rail and are designed to enhance the appearance and aerodynamics of the truck, and provide for a secure storage area that protects the truck bed's contents from damage caused by precipitation, sun and wind. The Company's caps are manufactured from 100% pure polyester reinforced resin and chopped fiberglass, and include a one piece reinforced fiberglass base rail.

     Pickup Truck Tonneau Covers

     Pickup truck tonneau covers are manufactured for both OEM and Aftermarket customers and are a flat, rigid cover that protects the bed of the pickup truck. The tonneau cover, like a cap, enhances the appearance and aerodynamics of the truck and provides for a secure, protected storage area. Unlike a cap, which extends up to or above the pickup truck's cab, tonneau covers extend only a few inches above the truck bed. The Company's tonneau covers are also manufactured from 100% pure reinforced resin and chopped fiberglass for superior structural strength, and are custom-finished with automotive paint.

     Running Boards

     Running boards are manufactured primarily for Aftermarket customers. Running boards are manufactured from 100% pure polyester reinforced resin and chopped fiberglass and provide pickup trucks, vans and sport utility vehicles with an original equipment look and ground effect styling. The boards are typically sold unpainted to a retailer or vehicle converter who paints and installs the boards for the end customer.

     Other Light Truck Accessory Products

     Light truck accessories currently being distributed by the Company include the following:


        -Pick-up truck bedmats, which are rubber mats designed to protect the floor of pickup truck beds.

        -The Hide-A-Hook(TM), is a tie-down system that utilizes a patented design that allows a hook or loop to rotate out of sight when not in use. The Hide-A-Hook reduces the likelihood of pick-up truck cargo movement in the bed of the pick-up.

        -The Kargo Keeper Tray and Kargo Bay(R) Tray, are versatile, lightweight trays designed for sport utility vehicles which protect the cargo area and reduce cargo movement.

        -Hood protectors which deflect insects, gravel and other debris away from the vehicle and protects the hood and windshield of pickup trucks and sport utility vehicles from nicks and chips.

Van Tops

     The Company manufactures fiberglass van top shells which are sold to custom van converters. These van tops are made from 100% pure polyester reinforced resin and chopped fiberglass and are designed to exceed all National Highway Safety Traffic Administration roll-over requirements and Federal Motor Vehicle Industry Standards for school bus roll-over testing.

     Class 8 Trucks

     The Company manufactures fiberglass sleeper shells and other truck parts for certain OEMs of heavy duty trucks.

Significant Customers

     Sales to Ford Motor Company and Chrysler Motor Corporation were approximately 21.2% and 19.5%, respectively, of consolidated net sales in 1996. No other customer accounts for more than 10% of consolidated net sales and the Company is not dependent upon a single or a few customers, the loss of which would have a materially adverse effect on the Company. In February 1997, the Company's contract to supply bedliners and other accessory products to a significant customer was terminated. See Part II, Item 7, "Recent Events".

Competition

     While the light truck accessories industry is highly fragmented, competition within specific product categories, such as bedliners, is frequently concentrated among a small number of suppliers. For example, management believes that the Company and its principal competitor share approximately 80% of the total bedliner market, with other known competitors accounting for the balance. Competition in the industry is based primarily on brand name recognition, price, quality and service. While the Company's average selling price per unit remained flat in 1996 versus 1995, pricing has become more competitive as the Company's competition has been generally reducing their prices to obtain market share.

Product Design and Development

     Development of product enhancements and new products is managed by design engineering teams who generally begin the product development process by identifying marketing needs to be fulfilled and conceptualizing product ideas through regular meetings among members of the Company's design engineering and senior management teams. The Company's engineering staff assesses feasibility, manufacturing cost parameters and lead times and uses a computer assisted design system to preview aspects of design and performance prior to production.

Backlog Orders

     A sales backlog is maintained, however, sales orders are generally filled in under one month.

Manufacturing

     The Company's bedliner manufacturing operations include the in-house extrusion of plastic resins into high-density polyethylene into heavy-gauge sheets. The Company then molds the polyethylene sheets into the shape of a pickup truck bed through the use of the vacuum-forming process. High-quality material is required to assure the fit and durability of the Company's bedliners. The Company uses virgin resin pellets mixed with regrind materials that are gathered by a closed-loop material recovery system. Pellets and regrind materials are heated and, after melted, are squeezed between a series of rolls. The resulting sheets of plastic are cooled before thermoforming and a computer scans the materials for gauge uniformity.

     The Company's fiberglass manufacturing operations are done by using production molds to laminate fiberglass into the various product shells. Only 100% pure polyester reinforced resin and fiberglass materials are used to provide superior structural strength versus competitors' products who use less resin and add a filler material. After initial lamination, cardboard honeycomb material, wood or steel reinforcements are added for structural strength. The product is then laminated a second time to stiffen and strengthen the reinforcement material. The edges are trimmed and the product is hand sanded to a smooth finish. Finally, if applicable, the product is given an automotive paint finish.

     In addition to manufactured items, the Company also purchases certain accessory products from independent manufacturers. The Company works closely with each supplier to ensure that the products' quality meet the Company's and its customers' requirements.

Marketing

     As part of the Company's marketing program to assist OEM truck dealers and Aftermarket distributors, the Company (i) provides dealers and distributors with product pamphlets, sample materials, sales and installation training videos, point-of-sale displays and special promotional brochures; (ii) attends trade shows and places advertisements in key trade journals; (iii) conducts advertising campaigns in light truck enthusiast magazines and on cable television networks such as TNN; (iv) sponsors a NASCAR Craftsman Series Truck racing team; (v) is a Ducks Unlimited Corporate sponsor; (vi) conducts periodic promotional campaigns to provide additional incentives to dealer and distributor sales personnel; (vii) maintains a customer service/telemarketing department to promptly respond to customers' needs and orders; (viii) holds periodic training sessions and sales meetings, attended by senior management and manufacturing personnel, in order to better educate its distributors and dealers with respect to the design, manufacture and quality of the Company's products; and (ix) conducts ongoing surveys to determine customer satisfaction. The Company's sales representatives are also extensively trained on quality issues and the manufacture, distribution, features, benefits and installation of the Company's products.

Distribution

     Bedliners and Light Truck Accessory Products

     The Company's OEM distribution systems provide direct access to over 10,000 light truck dealers located throughout the United States and Canada.
The Company's OEM sales representatives and dedicated telemarketing personnel maintain regular contact with the Company's dealer customer base and use computerized on-line inventory management systems to ensure quick, accurate price quotes and on-time shipments. Once a sale has been completed, the Company's management information systems are used to provide billing information to the OEM, which is in turn responsible for actual dealer billing and collection. This direct OEM billing reduces the credit risks to the Company that would result from having numerous dealer accounts receivable. The Company uses a network of 45 distribution locations located throughout the United States and Canada to receive, store and deliver products to OEM dealers.

     The Company's bedliners and other automobile accessory products are distributed to the Aftermarket through approximately 90 distributors in the United States and Canada. These distributors are called upon by the Company's regional sales representatives, each of whom is responsible for assisting the Company's distributors in increasing sales. Aftermarket bedliners and other products are stored in the Company's manufacturing and warehouse facilities pending shipment to the distributor, which is made by common carrier generally within 48 hours of order receipt. International shipments are made from the Company's Portage, Wisconsin, Toluca, Mexico and Victoria, Australia facilities to distributors in South America, Mexico and Australia.

     Pickup Truck Caps, Tonneau Covers and Running Boards

     These products are sold through the Company's sales representatives and telemarketing staff. These sales representatives and telemarketers call upon current and potential customers and are responsible for assisting the Company's customers in increasing their sales. These products are manufactured at Tri-Glas's manufacturing facility in Daleville, Alabama. Truck caps and running boards are distributed predominately to Aftermarket customers in the south central and south eastern regions of the United States. Tonneau covers are also manufactured for OEM customers.

     Van Tops and Class 8 Truck Parts

     After being manufactured at Tri-Glas, van tops are distributed to custom van converters located throughout the United States. The Class 8 truck parts are delivered to the OEM's freight carrier who ships them to the OEM's manufacturing locations. Tri-Glas' staff work closely with these customers to ensure on-time delivery of these products, which is critical to the customer's success.

Quality Control

     As a result of the Company's commitment to quality, both Penda and Tri-Glas have received a number of OEM supplier awards. The criteria for these awards generally include quality, cost control, reliability of delivery, new technology implementation and overall management excellence. Management attributes the quality of the Company's products to its strict adherence to comprehensive statistical process control systems that streamline the Company's ability to regularly inspect product runs for manufacturing defects, as well as its implementation of a Total Quality Management ("TQM") philosophy that emphasizes the prevention, rather than detection, of non-conforming materials. The Company offers a limited lifetime warranty on all products. Warranty claims to date have been minimal.

On August 23, 1996, the Company's bedliner manufacturing operation received "QS9000" certification. This certification is the automotive industry's quality standard. This standard is identical to ISO9000 except that it requires that approximately 100 additional quality standards be met. All of the OEM's have required QS9000 certification as a condition to being an OEM supplier after 1997. Management believes that only approximately 500 of the estimated 15,000 automotive suppliers have received QS9000 certification.

Trademarks and Patents

     The Company has registered its "Penda(R)" and "PENDALINER(R)" trademarks with the United States Patent and Trademark Office and believes that its trademark position is adequately protected.

     In addition, the Company holds several patents covering truck bedliners, pickup truck caps, pickup truck sleepers, running boards, van tops and other accessories, none of which expire earlier than 2003. Because the Company believes that it is an innovator of designs, it is the Company's policy to apply for design and utility patents on those product designs which management believes may be of significance to the Company. Management believes that the Company's success also depends on its skills in marketing, distribution and manufacturing in addition to the patented features of its bedliners and other light truck accessory products.

Raw Materials

     The primary raw materials used in the manufacture of the Company's products are polyethylene and polyester plastic resins and chopped fiberglass. These materials are available from several suppliers. The capacity, supply and demand for plastic resins and fiberglass are subject to cyclical and other market factors, but management believes that its current sources and replacement sources will be available to meet the Company's needs.

Employees

     At December 31, 1996, the Company had approximately 600 full-time personnel. None of the Company's employees are subject to collective bargaining agreements. The Company has not experienced any work stoppages and management considers its employee relations to be good.

Environmental Regulation

     The Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes. To the Company's knowledge, the Company's operations are in substantial compliance with the terms of all applicable environmental laws and regulations as currently interpreted. In addition, to the Company's knowledge, there are no existing or potential environmental claims against the Company, nor has the Company received any notification or knowledge of any allegation of any actual, or potential responsibility for, or any inquiry or investigation regarding, any disposal, release, or threatened release at any location of any hazardous substance generated or transported by the Company.

ITEM 2.  PROPERTIES

     Penda owns a 240,000 square-foot manufacturing, warehouse and corporate administrative office facility located on 19 acres in Portage, Wisconsin. Tri-Glas owns a 14 acre manufacturing facility in Daleville, Alabama. Tri-Glas leases its administrative offices and maintenance facilities which are located across the street from the manufacturing facility. Management believes that these facilities are sufficient to support future expansion that may be required to meet increases in sales volume for the near term.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against claims in an amount which it believes to be adequate. The Company believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on its financial condition or results of operations. The Company is a party to the following non-ordinary course legal proceedings:

Houska Lawsuit

     On June 5,1996, a lawsuit, Christopher G. Houska v. Citgo Petroleum Corporation. et al., was filed against the Company and various other defendants
in the Missouri Circuit Court, Twenty-Second Judicial District, St.     Louis,
Missouri. The complaint alleges that the plaintiff suffered personal injuries from a fire which occurred while he was fueling a portable kerosene container in the bed of his pickup truck. The plaintiff has alleged that the Company's predecessor, TriEnda Corporation, designed, manufactured and sold the bedliner which was installed in his truck at the time of the fire, and that the Company is liable as the successor of TriEnda. The complaint alleges that both the plaintiff's truck and the bedliner were dangerous and detective and that the plaintiffs injuries were the direct result of such dangerous and defective condition. The complaint alleges that the Company is liable to the plaintiff under the legal theories of strict product liability, negligence and breach of warranty. The complaint seeks compensatory damages in an unspecified amount, an unspecified amount of punitive damages, attorneys' fees and costs and pre-judgment interest. The case is in the early stages of discovery.

     The Company believes that it has adequate insurance coverage for any potential adverse judgment in the Houska lawsuit and the Company's liability and excess insurer has assumed the defense of the lawsuit without reservation of rights. Although insurance proceeds would not be available to satisfy a judgment on the punitive damages claim, the Company believes that the punitive damages claim is without merit and intends to vigorously defend against such claim.

     The Company has made a demand against TriEnda Corporation for indemnification in connection with the Houska lawsuit. TriEnda has responded to this demand, denying liability. The Company's insurer is continuing to pursue this demand on behalf of the Company.

Class Action Lawsuits

     In the fourth quarter of 1996 and the first quarter of 1997, seven class action lawsuits were filed in state and federal courts against the Company and various other manufacturers of pickup truck bedliners. The cases are Jude Vanderhoff, et al. v. Durakon Industries, Inc., et al., filed in the Circuit Court of Jefferson County, Kentucky on February 6, 1997; James S. Sherman et al. v. Durakon Industries, Inc., et al., filed in the Common Pleas Court of Montgomery County, Ohio on January 23, 1997; Tennyson Smith, et al. v. Durakon Industries, Inc., et al., filed in the Circuit Court of Greene County, Alabama on November 7, 1997; Mary Ann Boyer, et al. v. Durakon Industries, Inc., et al., filed in the United States District Court for the Southern District of Florida on January 9, 1997; Susan Stricklett, et al. v. Durakon Industries, Inc., et al., filed in Champaign County, Illinois on November 7, 1997; Joseph Jetton, et al. v. Durakon Industries, Inc., et al., filed in the United States District Court for the Eastern District of Missouri, Eastern Division on November 8, 1996; and Jimmy E. Brown, et al. v. Durakon Industries, Inc.. et al., filed in the United States District Court for the Southern District of Mississippi, Hattiesburg Division on November 8, 1996.

     The foregoing cases are purportedly brought on behalf of all owners of pickup truck bedliners made by the defendant manufacturers. None of these cases seek damages for personal injuries. The complaints allege that the bedliners manufactured by the defendants are defective and unreasonably dangerous because the bedliners supposedly prevent the discharge of static electricity which can accumulate on or in portable fuel containers and thereby create the potential for an explosion. The complaints allege that the defendants were aware of the alleged danger but failed to provide a proper warning. The complaints filed in these cases, while not identical, raise substantially similar legal theories, primarily claims of breach of warranty, fraudulent misrepresentation, negligent misrepresentation, negligence and strict liability in tort. The plaintiffs seek damages in unspecified amounts and equitable relief, including a recall and replacement of all bedliners, or a refund, and notification to all bedliner owners of the purported danger. The complaints either request punitive damages or reserve the right to seek punitive damages at a later date. The complaints all seek an award of attorney's fees and costs.

     On March 21, 1997, the United States District Court for the Southern District of Mississippi, Hattiesburg Division, entered an Order Conditionally Certifying Class for Settlement Purposes, Designating Class Counsel, Staying Discovery and Pending Motions and Issuing Injunction in the Jimmy E. Brown case (the "Order"). Pursuant to the Order, the court has (i) conditionally certified the class for settlement purposes only and has stayed all pending discovery and motions in the Jimmy E. Brown case, (ii) enjoined all members of the class and their attorneys from filing, commencing, continuing or otherwise participating in any lawsuit based on or relating to the facts and circumstances underlying the claims and causes of action set forth in the Jimmy
E. Brown lawsuit.  In
connection with the entry of the Order, the Vanderhoff, Crabtree, Sherman and Jon Brown cases have been dismissed without prejudice and the parties to the Smith, Boyer, Stricklett and Jetton cases have agreed to jointly request the courts in those cases to stay all discovery, except for certain limited discovery activities, and motion practice pending the completion of settlement negotiations among the parties.

     The Company believes the claims in these lawsuits are without merit and it has specifically denied any fault or omission or any liability or violation of law in connection with the claims asserted therein. However, due to the uncertainties of litigation, especially where jury trials are involved, and the cost and distraction of defending multiple lawsuits in various jurisdictions, the Company has determined that it would be in its best interest to explore the possibility of settlement. The court's reason for entering the Order was for the limited purpose of allowing the parties to enter into settlement negotiations. The Order will remain effective for 90 days from the date it was entered or for such longer time as the parties, in the discretion of the court, are engaged in meaningful settlement discussions. If a settlement is reached, it will be subject to approval by the court. Any defendant may withdraw from the conditional certification after obtaining leave of the court, which may be granted without a showing of cause. The withdrawal of any defendant will not affect the conditional certification with respect to the remaining parties.

     Settlement discussions are in the preliminary stages. There can be no assurance that a settlement will be reached. In the event that settlement discussions should terminate, the Company intends to vigorously defend these lawsuits.

Patent Infringement Lawsuits

     On October 16, 1996, the Company filed a lawsuit in the United States District Court for the Western District of Wisconsin against The Colonel's, Inc. and The Colonel's International, Inc. (collectively, "The Colonel's"), alleging that the defendants have infringed a United States patent owned by the Company relating to its under-the-rail bedliner product. The defendants filed an answer and a first counterclaim seeking a declaratory judgment that the patent at issue is invalid and/or not infringed, and a second counterclaim alleging that the Company's patent infringement claim against The Colonel's constituted unfair competition by the Company under the laws of the State of Wisconsin. The Company has answered the defendant's' counterclaims denying any liability to The Colonel's. The Company believes that the defendants' counterclaims are without merit and intends to vigorously defend against them. Discovery has commenced in this case and a trial has been set for November 10, 1997.

     On January 2, 1997, The Colonel's, Inc. filed a lawsuit against the Company in the United States District Court for the Eastern District of Michigan alleging that the Company has infringed a United States patent owned by The Colonel's relating to a bedliner for the 1997 Ford F150 pickup truck. The complaint seeks injunctive relief, treble damages, costs and attorney's fees. The Company intends to file an answer and a first counterclaim seeking a declaratory judgment that the patent at issue is invalid and/or not infringed. The Company believes that the lawsuit is without merit and intends to vigorously defend against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected income statement data for the years ended December 31, 1996 and 1995 and for the period from March 18, 1994 through December 31, 1994, and the selected balance sheet data as of December 31, 1996 and 1995 were derived from the audited consolidated financial statements of the Company. The selected historical income statement data for the period from January 1, 1994 through March 17, 1994 and for the years ended December 31, 1993, and 1992, and the selected historical balance sheet data as of March 17, 1994 and December 31, 1993 and 1992, were derived from the audited financial statements of the Company's predecessor - the Proprietary Products Division of TriEnda Corporation ("Division"). The following data should be read in conjunction with the audited financial statements and related notes thereto of the Company and the Division, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and other financial information included elsewhere or incorporated by reference herein.



                                                            INCOME STATEMENT DATA
                      -------------------------------------------------------------------------------------------------------
                                                 (In thousands except per share and ratio data)
                      ------------------------------------------------------  -----------------------------------------------
                                         Company                                             Division
                      ------------------------------------------------------  -----------------------------------------------
                         Year Ended        Year Ended          3/18/94 -         1/1/94 -           Year            Year
                          12/31/96          12/31/95           12/31/94           3/17/94      Ended 12/31/93  Ended 12/31/92
                      ----------------  -----------------  -----------------  ---------------  --------------  --------------

Net Sales                 $ 89,353           $ 74,822            $ 56,160             $12,434         $52,438         $45,743
Income Before
Income Taxes (1)            11,969              6,923               9,585               2,857          13,169          12,409
Net Income (1)               7,214              3,848               5,858           N/A             N/A             N/A
Net Income Per
Common Share              $   7.22           $   3.85            $   5.86           N/A             N/A             N/A
Ratio of Earnings
to Fixed
Charges (2)                    2.3                1.7                 2.4                21.6            11.0            12.4

                                                         BALANCE SHEET DATA
                     --------------------------------------------------------------------------------------------------------
                                                           (in thousands)
                                        Company                                                Division
                     ------------------------------------------------------  ------------------------------------------------
                                        December 31,                             March 17,      December 31,    December 31,
                     ------------------------------------------------------
                            1996              1995               1994              1994             1993            1992
                     ----------------  -----------------  -----------------  ---------------  --------------  ---------------
Total Assets            $142,029           $139,137           $122,431          $18,881         $17,649         $16,090
Long-term Debt            83,743             92,140             80,000                -               -               -

(1) The Company's predecessor was a division of an S corporation for federal and state income tax purposes. As a result, historical earnings prior to March 18, 1994 were taxed directly to the shareholders of the S corporation rather than to the predecessor division.

(2) The ratio of earnings to fixed charges is computed as income before taxes and interest expense, divided by interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion which relates to the three years ended December 31, 1996 should be read in conjunction with the selected financial data, the Company's consolidated financial statements and the Division's financial statements and the related notes of each. For the purposes of these comparisons, the amounts for the year ended December 31, 1994 include the results of the Company for the period from March 18, 1994 to December 31, 1994, plus the results of the Division for the period January 1, 1994 to March 17, 1994:

     Comparison of Years Ended December 31, 1995 and 1996

     Net sales increased $14.5 million or 19.4%. Contributing to the increase in sales was a full year of Tri-Glas' results (acquired July 14, 1995) which represented $8.0 million of the increase. Bedliner sales increased 9.6% due to a 3% increase in market penetration, higher OEM bedliner sales relating to new pick-up truck introductions by and a 0.3% increase in average selling prices.

     Cost of sales increased $8.8 million or 18.5% and gross profit increased $5.7 million or 21.0%. Gross profit margin was 36.8% in 1996 versus 36.3% in 1995. Raw material costs in bedliner manufacturing were lower due to favorable resin prices in the first two quarters of 1996 and the Company's continuous effort to achieve manufacturing efficiencies. Offsetting these gains in gross profit margin is the impact of a full year of Tri-Glas sales. Tri-Glas' gross profit is significantly less than Penda's as the fiberglass truck accessories market is very price sensitive.

     Selling, general and administrative expenses were 9.2% of sales in 1996 versus 10.4% of sales in 1995. This decrease was due to general and administrative costs being flat despite the 19.4% increase in sales. Selling costs increased due to additional sales associates being added in 1996, although as a percentage of sales, selling expenses declined from 4.8 to 4.6%.

     Interest expense was lower in 1996 as average debt outstanding was slightly lower.

     On June 3, 1996, Tri-Glas suffered a fire in one of its two main production buildings. The building, along with equipment and inventory inside the building, was completely destroyed. During 1996, the company received insurance proceeds in excess of the net book value of the assets lost in the fire of approximately $464,000. These insurance proceeds were used by the Company to replace the building and equipment lost in the fire.

     Comparison of Years Ended December 31, 1994 and 1995

     Net sales increased $6.2 million, or 9.1% from 1994 to 1995. The Tri-Glas acquisition contributed $5.5 million of new sales in 1995 subsequent to the acquisition on July 14, 1995. Bedliner sales decreased 0.7% due to lower pickup truck sales in 1995.

     Cost of sales increased $8.1 million, or 20.6% and gross profit decreased $1.9 million or 6.6% from 1995 to 1994. Raw material costs in both the bedliner and fiberglass groups were higher in 1995 versus 1994 due to temporary shortages of available materials. At the same time, extremely competitive pricing pressure in the bedliner market, forced margins down. In addition, Tri-Glas' gross profit is significantly less than Penda's as the fiberglass truck accessories business is very competitive.

     Selling expenses decreased $0.3 million, or 7.4% as advertising/promotional campaigns were reduced. General and administrative expenses increased $0.5 million, or 14.1% due to increased staffing in the first half of 1995.

     Interest expense was higher as the Company borrowed $7.5 million under its bank revolving credit facility in July 1995 to finance the Tri-Glas acquisition.

     Also during 1995, the Company's start-up operation in Mexico incurred a loss of approximately $0.9 million. This loss occurred primarily due to non-performance by the lessor under a building lease agreement. As a result, the Company's start-up production schedule had to be delayed. The Company has since moved to a new location where it is currently distributing products only and is reviewing the potential for manufacturing in the future.

     Liquidity and Capital Resources

     The Company's primary capital requirements for its operations are for working capital (principally inventory and accounts receivable) and capital expenditures. In addition, the Company has semi-annual interest (only) payments due on its unsecured 10.75% Senior Notes ("Notes"). These interest payments may be funded through operating cash flows, borrowings or a combination of both.

     The Company's current assets exceeded current liabilities by $ 11.0 million and $8.1 million at December 31, 1996 and 1995, respectively. Net cash provided by operating activities for the year ended December 31, 1996 was approximately $12.3 million compared to $5.8 million for the year ended December 31, 1995.

     The Company's revolving credit facility ("Credit Facility") with a commercial lender provides for borrowings of up to $19.5 million, consisting of
(i) a $13.0 million revolving credit facility with available borrowings based on the Company's eligible accounts receivable and inventory, and (ii) an over-advance facility of $6.5 million, which will decrease by $1.5 million on each July 14 of 1997 and 1998. Borrowings under the Credit Facility (i) bear interest at either 2.5% above the lender's eurodollar rate or 1.0% above the lender's base rate, (ii) are secured by a first priority lien on all inventory, accounts receivable and other current assets of the Company, and (iii) mature on March 31, 1999. During 1996, the Company repaid the entire balance outstanding ($9.9 million) under the Credit Facility. With no borrowings outstanding at December 31, 1996, and considering the Company's eligible borrowing base at that date, $17.8 million was available under the Credit Facility.

     Pursuant to the Credit Facility, the Company will pay an unused facility fee equal to .5% per annum on the average daily amount of the unused portion of the facility, payable quarterly, during the revolving period. The Credit Facility also contains (i) customary financial covenants, (ii) limitations on indebtedness, liabilities and liens, (iii) limitations on distributions, dividends, redemptions, prepayments of other indebtedness and other restricted payments, (iv) limitations on mergers and purchases and sales of assets, (v) limitations on payments to and transactions with affiliates, (vi) limitations on loans, investments and guarantees, (vii) prohibitions of any "Change of Control" or change in the Company's business, and (viii) limitations on amendments to the Company's articles of incorporation, bylaws and Notes.

     The Company's anticipated capital needs through 1997 consist primarily of
(i) interest payments due on the Company's borrowings, (ii) financing any required growth in working capital, particularly inventories and accounts receivable, and (iii) financing certain capital expenditures. Aggregate capital expenditures are budgeted at approximately $4.0 million in 1997 and will consist primarily of production machinery, equipment and tooling. To the extent available, excess funds will be used to reduce outstanding borrowings under the Credit Facility. Management believes that funds generated from operations and funds available under the Credit Facility will be sufficient to satisfy the Company's debt service obligations, working capital requirements and commitments for capital expenditures through at least 1997, but that any significant acquisitions by the Company would generally require additional financing. There can be no assurance that such acquisition financing will be available to the Company on satisfactory terms.

     Recent Events

     Effective in February 1997, the Company's contract to supply bedliners and other accessory products to Ford Motor Company was terminated. The Company's sales to Ford Motor Company represented 21%, 17% and 19% of net sales for the years ended December 31, 1996 and 1995, and the period from March 18, 1994 to December 31, 1994, respectively. Management believes that the termination of this contract will have an adverse effect on the Company's operating results in the near term. However, because of the reliability of the Company's products and the strength of the Company's market share, management believes the Company can obtain additional customers, offsetting the impact of the contract termination in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF PENDA CORPORATION:                                         Page
    Report of Independent Accountants .............................................................       14

    Consolidated Balance Sheets as of December 31, 1996 and 1995 ..................................       15

    Consolidated Statements of Income for the years ended
    December 31, 1996 and 1995 and for the period from
    March 18, 1994 through December 31, 1994 .......................................................      16

    Consolidated Statements of Changes in Shareholders' Equity for
    the years ended December 31, 1996 and 1995 and for the period from
    March 18, 1994 through December 31, 1994........................................................      17

    Consolidated Statements of Cash Flows for the years ended
    December 31, 1996 and 1995 and for the period from
    March 18, 1994 through  December 31, 1994 ......................................................      18

    Notes to Consolidated Financial Statements .....................................................   19-29

    FINANCIAL STATEMENT SCHEDULES:

    Report of Independent Accountants ..............................................................      31

    Schedule II - Valuation and Qualifying Accounts ................................................      32



Report of Independent Accountants



To the Shareholders and Board of Directors
Penda Corporation and Subsidiaries
Portage, Wisconsin

We have audited the accompanying consolidated balance sheets of Penda Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and the period from March 18, 1994 through December 31, 1994. These financial statements are the responsibility of Penda Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penda Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and the period from March 18, 1994 through December 31, 1994, in conformity with generally accepted accounting principles.




Coopers & Lybrand L.L.P.
Milwaukee, Wisconsin
February 24, 1997

Penda Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 1996 and 1995





            ASSETS                    1996             1995       LIABILITIES AND SHAREHOLDERS EQUITY    1996             1995
                                   ----------       --------                                          --------         --------
Current assets:                                                   Current liabilities:
 Cash and cash equivalents       $  1,969,818    $   466,803      Accounts payable                 $  4,183,314     $  3,440,238
 Accounts receivable, less
allowance for doubtful                                            Accrued  interest                   2,951,937        3,037,238
accounts of $75,000 in 1996                                       Acquisition earnout payable         2,000,000        1,000,000
and $121,000 in 1995               13,276,729      8,514,229      Employee compensation               1,316,542          996,670
 Inventories                        6,230,215      6,174,949      Current portion of long-term debt     613,600          125,000
 Refundable income taxes               11,000        843,000      Other                                 109,582          192,800
                                                                                                       --------        ---------
 Deferred income taxes                328,000        359,000
 Other                                387,144        545,724        Total current liabilities        11,174,975        8,792,048
                                   ----------     ----------
     Total current assets          22,202,906     16,903,705      Long-term debt, less                                92,015,000
                                                                    current portion                  83,129,176
                                                                  Deferred income taxes               5,776,000        3,591,000
                                                                                                      ---------        ---------
Property, plant and  equipment:                                     Total liabilities               100,080,151      104,398,048
  Land and improvements               731,782        620,881
  Buildings and improvements        6,958,971      6,851,572      Shareholders' equity:
  Machinery and equipment          17,920,550     17,035,008      Common stock, $.01 par value,
  Furniture and fixtures            1,337,695      1,021,902        5,000,000 shares authorized,
  Construction in progress            924,404        771,818        998,042 and 999,708 shares
                                  -----------   ------------        issued and  outstanding,
                                   27,873,402     26,301,181        respectively                          9,980            9,997
                                                                  Additional paid-in-capital         24,851,294       24,969,556
  Less accumulated depreciation     5,541,305      2,613,444      Retained earnings                  16,920,212        9,706,033
                                  -----------   ------------
                                   22,332,097     23,687,737      Foreign currency translation          167,819           53,283
                                                                  adjustment                        -----------        ---------
Intangible assets, net             96,888,690     97,884,749      Total shareholders' equity         41,949,305       34,738,869
                                                                                                    -----------        ---------
Other                                 605,763        660,726
                                  -----------   ------------
                                                                        Total liabilities and
   Total assets                 $ 142,029,456   $139,136,917             shareholders' equity      $142,029,456     $139,136,917
                                =============   ============                                      =============      ===========

The accompanying notes are an integral part of these consolidated financial statements

Penda Corporation and Subsidiaries
Consolidated Statements of Income
for the years ended December 31, 1996 and 1995 and for the period from March 18, 1994 through December 31, 1994



                                                                             March 18, 1994 -
                                                1996           1995          December 31, 1994
                                              -----------    -----------     ------------------
Net Sales                                     $89,353,487    $74,821,818           $56,160,153
Cost of sales                                  56,515,239     47,675,318            31,982,406
                                              -----------    -----------           -----------
 Gross profit                                  32,838,248     27,146,500            24,177,747
Selling expenses                                4,117,664      3,536,641             2,862,519
General and administrative expenses             4,139,091      4,203,890             2,727,209
Amortization                                    3,011,948      2,803,061             1,861,479
                                              -----------     ----------           -----------
 Operating income                              21,569,545     16,602,908            16,726,540
Interest expense                                9,516,862      9,606,971             6,866,531
Other expense, net                                 83,504         72,997               274,916
                                              -----------     ----------           -----------
 Income before income taxes                    11,969,179      6,922,940             9,585,093
Income taxes                                    4,755,000      3,075,000             3,727,000
                                              -----------    -----------           -----------
 Net income                                   $ 7,214,179    $ 3,847,940           $ 5,858,093
                                              ===========    ===========           ===========
Net income per share                          $      7.22    $      3.85           $      5.86
                                              ===========    ===========           ===========
Weighted average common shares outstanding        998,799        999,875             1,000,000
                                              ===========    ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements

Penda Corporation and Subsidiaries
Consolidate Statements of Changes in Shareholders' Equity for the years ended December 31, 1996 and 1995 and for the period from March 18, 1994 through December 31, 1994



                                                          Additional                   Foreign Currency
                                     Common Stock          Paid-in        Retained        Translation
                               Shares        Amount        Capital        Earnings         Adjustment          Total
                               -------------------------  --------        --------     ---------------       -----------
Initial capitalization to
acquire net business assets    1,000,000  $10,000      $  24,990,000   $     -           $      -         $  25,000,000
Net income                         -          -                -          5,858,093              -             5,858,093
                               ---------   -------        -----------     ---------       ----------          ----------
Balances at December 31. 1994  1,000,000   10,000         24,990,000      5,858,093              -            30,858,093
Purchase and retirement of
 common stock                       (292)      (3)           (20,444)        -                   -               (20,447)
Foreign currency translation
 adjustment                        -          -                -             -              53,283                53,283
Net income                         -          -                -          3,847,940              -             3,847,940
                               ---------   ------         ----------      ---------       --------            ----------
Balances at December 31, 1995    999,708    9,997         24,969,556      9,706,033         53,283            34,738,869

Purchase and retirement of
 common stock                     (1,666)     (17)          (118,262)        -                   -              (118,279)
Foreign currency translation
 adjustment                        -          -                -             -             114,536               114,536
Net income                         -          -                -          7,214,179              -             7,214,179
                               ---------   ------         ----------     ----------        -------            ----------
Balances at December 31, 1996    998,042   $9,980      $  24,851,294   $ 16,920,212      $ 167,819          $ 41,949,305
                               =========   ======         ==========     ==========        =======            ==========


The accompanying notes are an integral part of these consolidated financial statements.

Penda Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 1996 and 1995 and for the period from March 18, 1994 through December 31, 1994


                                                                                        March 18, 1994 -
                                                             1996           1995       December 31, 1994
                                                          ---------     ----------     -----------------
Cash flows from operating activities:
 Net income                                             $ 7,214,179    $  3,847,940          $  5,858,093
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                              3,059,949       1,880,900               962,131
Amortization                                              3,011,948       2,803,061             1,861,479
(Gain) loss on sale of assets                                80,599        (204,485)                    -
Gain on insurance claims received                          (485,853)              -                     -
Assets written-off                                                -         200,538                     -
Deferred income taxes                                     2,216,000       2,048,000             1,184,000
Provision for doubtful accounts                             (46,421)        (13,238)              134,250
Changes in assets and liabilities, net of effects from
purchase of business assets:
 Accounts receivable                                     (4,716,079)       (686,097)             (230,670)
Inventories                                                 (55,266)     (1,268,290)           (1,798,096)
Refundable income taxes                                     832,000        (843,000)                    -
Accounts payable                                            743,076      (1,912,507)            1,421,777
Accrued Interest                                            (85,403)        166,866             2,870,474
Other                                                       548,844        (213,876)              126,108
                                                       --------------   ------------        --------------
 Net cash provided by operating activities               12,317,573       5,805,812            12,389,546
                                                       --------------   ------------        --------------
Cash flows from investing activities:
 Purchase of business assets                             (1,000,000)     (8,353,261)         (110,795,931)
 Purchases of property, plant and equipment              (2,056,300)     (7,753,808)           (6,604,587)
 Proceeds from sale of property, plant and   equipment      200,892         946,350               131,218
Proceeds from insurance claims                              556,353              -                     -
Purchase of patent                                                -        (178,089)                   -
                                                        --------------  -------------       -------------
Net cash used in investing activities                    (2,299,055)    (15,338,808)         (117,269,300)
                                                        --------------  -------------       -------------
Cash flows from financing activities:
Net proceeds (payments), revolving credit borrowings     (9,900,000)     9,900,000                     -
Payments on note payable                                   (240,000)             -                     -
Proceeds from sale/leaseback                              1,940,000              -                     -
Payments on capital leases                                 (197,224)             -                     -
Purchase of common stock                                   (118,279)       (20,447)                    -
Issuance of senior notes                                          -              -            80,000,000
Issuance of common stock                                          -              -            25,000,000
                                                        --------------   ---------          ------------
Net cash (used in) provided by financing activities      (8,515,503)     9,879,553           105,000,000
                                                        --------------   ---------          ------------
Net increase in cash and cash equivalents
Cash and cash equivalents:                                1,503,015        346,557               120,246
Beginning of period                                         466,803        120,246                     -
                                                        -------------    ---------          ------------
End of period                                           $ 1,969,818    $   466,803          $    120,246
                                                        ==============   =========          ============

The accompanying notes are an integral part of these consolidated financial statements.

Penda Corporation and Subsidiaries
Notes to Consolidated Financial Statements


1. General:

   Penda Corporation (the "Company"), formerly known as Penda Industries, Inc., a Florida corporation, was formed on February 14, 1994 by an investor group organized by Trivest, Inc. The Company had no operations during the period February 14, 1994 through March 17, 1994. On March 18, 1994, the Company purchased substantially all of the business assets of the Proprietary Products Division of TriEnda Corporation, f/k/a Penda Corporation, for a cash purchase price of approximately $110,796,000, which includes direct acquisition costs of $5,227,000, plus the assumption of liabilities in the amount of $4,735,000. The purchase price was financed through the issuance of common stock for $25,000,000, Senior Notes for $80,000,000 (See Note 6) and the proceeds of borrowings under a revolving line of credit.

   In addition, the Company is required to pay TriEnda up to $5,000,000 if certain annual minimum operating profit targets, as defined in the asset purchase agreement, are exceeded, subject to maximum annual earnouts of $1,000,000 in 1994 and 1995, and $2,000,000 in 1996, 1997 and 1998,
   respectively. Since 1996, 1995 and 1994 minimum operating profit targets were exceeded, the annual earnout was accrued and goodwill increased by $2,000,000, $1,000,000 and $1,000,000 during 1996, 1995, and the period from March 18, 1994 to December 31, 1994, respectively.

   The Company, with manufacturing facilities in Portage, Wisconsin and Daleville, Alabama, manufactures and distributes plastic bedliners and other accessories for pickup trucks for sale to a variety of automotive manufacturers and automobile after-market dealers and retailers principally in the United States and Canada. The Company also distributes truck accessories manufactured by other companies through its original equipment manufacturer and after-market distribution systems.


2. Significant Accounting Policies:

   The Company prepares its financial statements in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the periods presented. They also affect the disclosures of contingencies. Actual results could differ from those estimates.

   The following is a summary of significant accounting policies followed by the Company in the preparation of its financial statements.

   a. Consolidation: The Company's consolidated financial statements include the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

   b. Cash and Cash Equivalents: Cash in banks and short-term investments with maturities of three months or less are considered cash and cash equivalents.

   c. Inventories: Inventories are stated at the lower of cost or market with cost determined utilizing the first-in, first-out method.

   d. Property, Plant and Equipment and Depreciation: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from 3 to 10 years for machinery and equipment and furniture and fixtures, and 8 to 40 years for buildings and improvements. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is reflected in results of operations.

   e. Intangible Assets: Intangible assets include goodwill, deferred financing costs, trademarks, patents and a non-compete agreement. Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized over 40 years using the straight-line method. Amortization of other intangibles is provided using the straight-line method over the estimated lives of the assets which are: the term of the underlying debt agreements for deferred financing costs of 5-10 years; 40 years for trademarks; 10-17 years for patents; and 5 years for non-compete agreements (the term of the agreement). The Company continually evaluates the recoverability of its intangible assets by assessing future operating profits and cash flows.

   f. Revenue Recognition: Revenue is recognized upon shipment of product to the customer.

   g. Advertising Costs: Advertising costs are expensed the first time the advertising takes place. Amounts charged to advertising expense totaled $1,102,000 and $871,000 for the years ended December 31, 1996 and 1995, respectively, and $672,000 for the period from March 18, 1994 through December 31, 1994.

   h. Foreign Currency Translation: The financial statements of the Company's non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted average exchange rate for the year for income statement items. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity.

   i. Income Taxes: The Company recognizes deferred income taxes to reflect the tax consequences of temporary differences between the bases of assets and liabilities recognized for financial reporting and income tax purposes

  j. Net Income Per Share: Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding.

     The Company is required to adopt Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share", in 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The adoption of this statement is not expected to have a material impact on the earnings per share reported in the financial statements. Upon adoption of this statement, all prior-period earnings per share amounts will be restated to conform to the provisions of SFAS 128.


3. Acquisition:

   On July 14, 1995, the Company's wholly-owned subsidiary, Tri-Glas Corporation ("Tri-Glas"), acquired certain assets and assumed certain liabilities of VMC Fiberglas Products, Inc. (D.b.a. Tri-Glas Industries) ("VMC"). Tri-Glas, with manufacturing facilities in Daleville, Alabama, manufactures pickup truck, van and sport utility vehicle accessories, including pickup truck caps, running boards, visors and van conversion tops, and also manufactures sleeper cabs for heavy duty trucks. These products are sold primarily to automobile after-market dealers and retailers in the United States. The acquired assets consisted of substantially all of the assets of VMC except for certain real property. The aggregate consideration paid for the VMC assets was $10,903,000, which included cash payments to seller totaling $7,562,000, a $2,000,000 note due to the former owner of VMC, direct acquisition costs of $791,000 and assumption of liabilities in the amount of $550,000. The transaction was financed through proceeds from the Company's revolving credit facility.

   The acquisition has been accounted for using the purchase method of accounting. The cost of the acquisition has been allocated to the assets acquired and the liabilities assumed on the basis of their underlying fair value. The excess of the cost over the fair value of the net assets acquired is $7,821,000, and is being amortized over 40 years. The operating results subsequent to the acquisition of Tri-Glas have been included in the Company's consolidated operating results.

   The following unaudited information presents, on a pro forma basis, the Company's results for the year ended December 31, 1995 and for the period from March 18, 1994 through December 31, 1994, giving effect to the acquisition, as if it had occurred at the beginning of the periods presented:


                                1995                    1994
                              --------               ----------
Net sales                      $81,521,000            $ 68,288,000
                               ===========            ============
Net income                     $ 3,837,000            $  6,145,000
                               ===========            ============
Net income per common  share   $      3.84            $       6.15
                               ===========            ============

4. Inventories:

     Inventories at December 31, 1996 and 1995 consist of the following:


                                 1996             1995
                            ---------------  ---------------
Finished goods                   $3,454,547       $3,358,088
Work-in-process                     353,829          749,021
Raw materials and supplies        2,421,839        2,067,840
                            ---------------  ---------------
                                 $6,230,215       $6,174,949
                            ===============  ===============


5. Intangible Assets:

   Intangible assets at December 31, 1996 and 1995 consist of the following:


                                   1996           1995
                               -------------  -------------
Goodwill                        $ 94,478,026   $ 92,478,026
Trademarks                         5,400,000      5,400,000
Deferred financing costs           3,378,146      3,378,146
Other                              1,269,070      1,269,070
                               -------------  -------------
                                 104,525,242    102,525,242
Less accumulated amortization      7,636,552      4,640,493
                               -------------  -------------
                                $ 96,888,690   $ 97,884,749
                               =============  =============

6. Debt:

     Long-term debt at December 31, 1996 and 1995 consists of the following:


                              1996           1995
                          -------------  -------------
Senior notes                $80,000,000    $80,000,000
Revolving credit                -            9,900,000
Notes payable                 2,000,000      2,240,000
Capital lease obligation      1,742,776        -
                          -------------  -------------
                             83,742,776     92,140,000
Less current portion            613,600        125,000
                          -------------  -------------
                            $83,129,176    $92,015,000
                          =============  =============

The Company has outstanding $80,000,000 of 10 3/4% Series B Senior Notes Due 2004 (Senior Notes). Interest is due semiannually and the notes are unsecured. The Senior Notes have certain early redemption provisions whereby the Company, at its option, can retire up to $25,000,000 in aggregate principal amount, at a redemption price equal to 110% of par, from the proceeds of an initial public offering and any subsequent public offering of common stock. In addition, the Company can redeem all or any portion of the Senior Notes on March 1, 1999 at a redemption price of 105.375% of par. Subsequent to March 1, 1999, the redemption price will decline to par at maturity based upon a predetermined schedule.

The Company also has a revolving credit agreement with a bank which provides for maximum borrowings of $19,500,000 at either 1.0% above the lender's base rate, or 2.5% above the lender's eurodollar rate. The maximum borrowings amount will be reduced by $1,500,000 on July 14 in each of the years 1997 and 1998. The revolving credit agreement is collateralized by substantially all of the Company's accounts receivable and inventories. Borrowings under this agreement are due March 1999. Annual commitment fees under the revolving credit agreement are 1/2% of the unused portion of the available credit.

The Company's Senior Notes and revolving credit agreement contain covenants that restrict the payment of cash dividends, the issuance of new debt and require the Company to maintain minimum amounts of net worth and certain financial ratios. Under the most restrictive covenant, cash dividends paid shall not exceed $1,000,000 plus the sum of 50% of consolidated net income of the Company. The Company's management believes it is in compliance with all covenants of these agreements as of December 31, 1996 and 1995, except that it has received an irrevocable waiver for covenant violations related to a fixed charge coverage ratio in 1995.

In connection with the acquisition of Tri-Glas during 1995, the Company issued the seller a promissory note in the amount of $2,000,000 with interest at 8% due semiannually. Principal payments of $400,000 are due August 15 in each of the years 1997 through 2001. Payment of this promissory note is subordinated to the borrowings under the revolving credit agreement.

During 1995 the Company purchased certain intellectual property rights for $418,000; two interest-free notes totaling $240,000 were issued, plus cash of $178,000. The notes were paid in full during 1996.

   In January 1996, the Company entered into a capital lease agreement for manufacturing equipment. The lease expires December 2000. The Company has an option to purchase the equipment at the end of the lease term for $776,000. Lease payments are due in monthly installments including interest at 8%.

   The fair value of the long-term debt, other than the capital lease obligations, approximates $79,800,000 at December 31, 1996 based upon quoted market prices for the senior notes and the present value of future cash flows for the note payable using the interest rate of 9.75% on the Company's revolving credit facility at December 31, 1996.


7. Income Taxes:

   Income taxes consist of the following for the year ended December 31, 1996 and 1995 and for the period from March 18,1994 through December 31, 1994:



                             1996        1995               1994
                         ----------    ----------       ----------
Currently payable:
 Federal                 $2,081,000    $  825,000        $2,101,000
 State                      458,000       202,000           442,000
                         ----------    ----------       -----------
                          2,539,000     1,027,000         2,543,000
Deferred:
 Federal                  1,977,000     1,853,000         1,057,000
 State                      239,000       195,000           127,000
                         ----------    ----------       -----------
                          2,216,000     2,048,000         1,184,000
                         ----------    ----------       -----------
                         $4,755,000    $3,075,000        $3,727,000
                         ==========    ==========       ===========

      Following is a reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate for the year ended December 31, 1996 and 1995 and for the period from March 18, 1994 through December 31, 1994:



                                                1996       1995        1994
                                                ----       ----        ----
Federal statutory income taxes                  34.0%      34.0%       34.0%
Foreign losses not deductible for U.S. tax
purposes                                         1.0        4.7          -
State income taxes, net of Federal income tax
benefit                                          3.8        3.8         3.9
Other                                            0.9        1.9         1.0
                                                ----       ----        ----
                                                39.7%      44.4%       38.9%
                                                ====       ====        ====

   The components of the net deferred income tax liability as of December 31, 1996 and 1995 are as follows:


                                                     1996              1995
                                                  -----------        ---------
Deferred income tax assets:
  Accounts receivable                                 $29,000      $    46,000
  Inventories                                         221,000          283,000
  Accrued liabilities                                 183,000           38,000
  Intangible assets                                    98,000           66,000
  Foreign net operating losses                        116,000          329,000
                                                  -----------       ----------
                                                      647,000          762,000
Valuation allowance                                  (116,000)        (329,000)
                                                  -----------       ----------
                                                      531,000          433,000
                                                  -----------       ----------
Deferred income tax liabilities:
Intangible assets                                   4,745,000        2,992,000
Property, plant and equipment                       1,234,000          673,000
                                                  -----------       ----------
                                                    5,979,000        3,665,000
                                                  -----------       ----------
Net deferred income tax liability                  $5,448,000       $3,232,000
                                                  ===========       ==========

      The Company recorded a valuation allowance of $116,000 for the year ended December 31, 1996 to provide for uncertainties relating to the realization of certain foreign net operating loss carryforwards which expire after ten years.

8. Lease Commitments:

      The Company has entered into operating lease agreements for equipment, computers, vehicles and warehouses used in its operations. These leases expire through 2001. Rent expense under such leases approximated $2,380,000 and $1,163,000 for the years ended December 31, 1996 and 1995, respectively, and $712,000 for the period from March 18, 1994 through December 31, 1994. Future minimum lease payments under noncancelable operating leases at December 31, 1996 are as follows:


                       1997          $  436,535
                       1998             366,946
                       1999             287,897
                       2000             195,328
                       2001              89,065
                                     ----------
                                     $1,375,771
                                     ==========
                                       25

9. Employee Benefit Plans:

   The Company maintains a defined contribution employee benefit plan which covers all employees. The plan requires the Company to make matching contributions equal to 25% on the first 6% of each plan participant's contribution. The plan also allows for the Company to make discretionary contributions each year. Contributions approximated $217,000 and $103,000 for the years ended December 31, 1996 and 1995, respectively, and $284,000 for the period from March 18, 1994 through December 31, 1994.


10. Major Customers and Foreign Sales:

    The Company had sales to two major customers in the automotive industry which approximated 21% and 20% of total sales for the year ended December 31, 1996, 17% and 16% of total sales for the year ended December 31, 1995, and 19% and 14% of total sales for the period from March 18, 1994 through December 31, 1994. See Note 11.

    The Company's sales to customers in foreign countries, principally Canada, approximated $8,920,000 and $7,112,000 for the years ended December 31, 1996 and 1995, and $5,429,000 for the period from March 18, 1994 through December 31, 1994.


11. Concentrations of Credit and Other Risks:

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of automotive industry original equipment manufacturers and automobile after-market dealers and retailers. The Company generally does not require collateral from its customers. Credit risk which such customers is considered by management to be limited due to the general creditworthiness of its customers and its broad customer base.

    The Company is directly affected by the well-being of the automotive industry and a total or partial loss of the Company's business relationship with its major customers could result in a possible loss of sales, which could have an adverse effect on the Company's operating results. Effective in February 1997, the Company's contract to supply bedliners and accessory products to one of its major customers was terminated. Management believes that the termination of this contract will have an adverse effect on the Company's operating results in the near term. However, because of the reliability of the Company's products and the strength of the Company's market share, management believes the Company will be able to obtain additional customers offsetting the impact of the contract termination in the future.

    The Company currently purchases substantially all of its virgin plastic materials from two suppliers; however, management believes that numerous alternative sources of supply are readily available on comparable terms. Despite the Company's reliance on a few primary resources, management does not foresee conditions in the virgin plastic materials market which would lead to shortage of supply or drastic price increases in the near term.



12. Stock Options:

    The Penda Corporation Management Stock Option Plan, as amended, (the "Plan"), provides for the issuance of options to purchase 52,632 shares of common stock as an incentive to certain key employees. A total of 10,974 options are available to be granted annually through 1998 contingent upon attainment of certain annual financial results. Options have a term of ten years and are exercisable as to 25% of the shares on each anniversary date of the option grant at a per share exercise price equal to the book value per share on the first day of the year that the required financial results were attained. The Company achieved the required financial results for the period ending December 31, 1994 and, as a result, options to acquire 10,526 shares of common stock for $25 per share were awarded. The Company did not achieve the required financial results for the year ended December 31, 1995. During 1996, the Company's board of directors approved the granting of a portion of the options not earned in 1995. The Company achieved the required financial results for the year ended December 31, 1996. Also in 1996, 1,642 options were canceled due to the termination of employment of an option holder. Total compensation expense approximated $114,000 and $0 for the years ended December 31, 1996 and 1995, respectively, and $65,000 for the period from March 18, 1994 through December 31, 1994. Stock option transactions are summarized as follows:




                                             1996                               1995
                                  ---------------------------    ------------------------------
                                            Weighted Average                   Weighted Average
Options                           Shares    Exercise Price         Shares      Exercise Price
-------                           ---------------------------    ------     -------------------
Outstanding, beginning of year    10,526       $ 25.00           10,526          $25.00
Granted                           15,800         34.74             -                 -
Canceled                          (1,642)       (29.87)            -                 -
                                  ------                        --------
Outstanding, end of year          24,684         30.92           10,526           25.00
                                  ======                        ========


    The outstanding stock options at December 31, 1996 have a range of exercise prices between $25.00 and $34.75 per option and have a weighted average contractual life of approximately 8.2 years. At December 31, 1996, 4,853 options are currently exercisable. The fair value at date of grant for options granted during 1996 was $39.76 per option. No options were granted during 1995. The fair value of options at date of grant was estimated by subtracting the present value of the exercise price from the fair value of the stock. In order to perform this calculation, an estimated life of the options of seven years and an estimated risk-free interest rate of 6.47% were assumed.

    The Company applies Accounting Principles Board No. 25, under which compensation cost has been recognized in the statements of income as the difference between the fair value of the stock and the exercise price at the date of grant. Had compensation cost been determined under an alternate method suggested by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the effect on 1996 and 1995 net income and earnings per share would not have been significant.



13. Supplemental Cash Flow Information:

    Cash paid for interest and income taxes for the years ended December 31, 1996 and 1995, and for the period from March 18, 1994 through December 31, 1994 was as follows:



                  1996         1995         1994
Interest        $9,602,265   $9,440,105   $3,996,057
Income taxes    $2,125,000   $1,762,000   $2,471,000
              ============  ===========  ===========

14. Related Party Transactions:

    The Company has entered into a 10-year consulting agreement ("the Agreement") with Trivest, an affiliate of its major shareholders. Pursuant to the Agreement, Trivest provides corporate finance, strategic and capital planning and other management advice to the Company for an annual fee (subject to cost of living adjustments). Additionally, Trivest's annual fee will be increased for each additional business operation acquired or sold by the Company, based upon a percentage of the purchase or sales price and the financial results of the operation acquired.

    Management and other fees paid to Trivest totaled $434,000 and $397,000 for the years ended December 31, 1996 and 1995, respectively, and $228,000 for the period from March 18, 1994 through December 31, 1994. Additionally, during 1995, the Company paid Trivest $142,500 in connection with the acquisition described in Note 3.

15. Tri-Glas Fire Loss:

    On June 3, 1996, the Company's wholly-owned subsidiary, Tri-Glas Corporation, suffered a fire in one of its two main production buildings. The building, along with equipment inside the building at the time of the fire, was completely destroyed. During 1996, the Company received insurance proceeds in excess of the net book value of the assets lost in the fire of approximately $486,000. The gain is recorded as other income in the consolidated statements of income. The insurance proceeds are being used by the Company to replace the building and equipment lost in the fire.


16.  Contingencies:

     During 1996, a lawsuit, Christopher G. Houska v. Citgo Petroleum Corporation, et al., was filed against the Company and various other defendants. The complaint alleges that the plaintiff suffered personal injuries from a fire which occurred while he was fueling a portable kerosene container in the bed of his pickup truck. The plaintiff has alleged that the Company's predecessor, TriEnda Corporation, designed, manufactured and sold the bedliner which was installed in his truck at the time of the fire, and that the Company is liable as the successor of TriEnda. The complaint seeks compensatory damages in an unspecified amount, an unspecified amount of punitive damages, and court costs. The case is in the discovery phase. Management believes that the Company has adequate insurance coverage for any potential adverse judgment in this case. Although insurance proceeds would not be available to satisfy a judgment on the punitive damages claim, Management believes that the punitive damages claim is without merit and intends to vigorously defend against such claim. The Company has made a demand against TriEnda Corporation for indemnification in connection with this case.

     The Company, along with various other manufacturers of pickup truck bedliners, has been identified as a defendant in seven class action lawsuits. The complaints allege that the bedliners manufactured by the defendants are defective and unreasonably dangerous because the bedliners supposedly prevent the discharge of static electricity which can accumulate on or in portable fuel containers and thereby create the potential for an explosion. The plaintiffs seek damages in unspecified amounts and equitable relief, including a recall and replacement of all bedliners, or a refund, and notification to all bedliner owners of the purported danger. The complaints either request punitive damages or reserve the right to seek punitive damages at a later date. Management believes that the claims in these lawsuits are without merit and has specifically denied any fault or omission or any liability or violation of law in connection with these claims. The Company is in the preliminary stages of settlement discussions. In the event that settlement discussions could terminate, the Company intends to vigorously defend these lawsuits.

     The Company filed a lawsuit against The Colonel's Inc. and The Colonel's International Inc., alleging that the defendants have infringed on a patent owned by the Company. The defendants have filed a counterclaim against the Company seeking a declaratory judgment that the patent at issue is invalid and/or not infringed, and a second counterclaim alleging that the Company's patent infringement claim constituted unfair competition by the Company. The Company believes that the defendants' counterclaims are without merit and intends to vigorously defend against them. This case is in the discovery phase.

     On January 2, 1997, The Colonel's Inc. filed a lawsuit against the Company alleging that the Company has infringed on a patent owned by The Colonel's Inc. The complaint seeks injunctive relief, treble damages, and court costs. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

    Because of the unspecified damages in the above cases, and because of the fact that these cases are in their early stages, the Company is unable to determine at this time, the potential liability, if any.


17. Quarterly Financial Data (Unaudited):

    The following presents financial data regarding the Company's quarterly results of operations for the years ended December 31, 1996 and 1995 (in thousands, except per share data):



                                                      1996
                              -----------------------------------------------------
                                 First         Second        Third        Fourth
                              ------------  ------------  ------------  -----------
Net sales                          $22,094       $25,728       $20,435      $21,096
                              ------------  ------------  ------------  -----------
Gross profit                       $ 8,509       $10,983       $ 6,979      $ 6,367
                              ------------  ------------  ------------  -----------
Net income                         $ 1,904       $ 3,176       $   980      $ 1,154
                              ============  ============  ============  ===========
Net income per common share        $  1.90       $  3.18       $  0.98      $  1.16
                              ============  ============  ============  ===========
Weighted average common
  shares outstanding                   999           999           998          998
                              =====================================================
                                                      1995
                              -----------------------------------------------------
                                 First         Second        Third        Fourth
                              ------------  ------------  ------------  -----------
Net sales                          $17,789       $18,440       $20,134      $18,369
                              -----------------------------------------------------
Gross profit                         6,983         6,655         7,014        6,495
                              -----------------------------------------------------
Net income                         $ 1,112       $ 1,046       $   020      $   670
                              -----------------------------------------------------
Net  income per common share       $  1.11       $  1.05       $  1.02      $  0.67
                              -----------------------------------------------------
Weighted average common
share outstanding                    1,000         1,000         1,000          999
                              =====================================================

Report of Independent Accountants



Board of Directors and Shareholders
Penda Corporation and Subsidiaries

Our report on the consolidated financial statements of Penda Corporation and Subsidiaries is included on page 14 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Coopers & Lybrand L.L.P.
Milwaukee, Wisconsin
February 24, 1997

                               Penda Corporation
                                  Schedule II
                       Valuation and Qualifying Accounts




                                                          Balance at      Charged to     Charged to                       Balance at
                                                          Beginning        Cost and        Other                           End of
Period               Description                         of Period        Expenses       Accounts      Deductions         Period
------               -----------                         ----------      ----------     ----------     ----------        ----------
Year ended
December 31, 1996    Allowance for Doubtful Accounts      $121,421        $(18,753)      $    -         $ 27,668(1)       $ 75,000

                     Inventory Obsolescence Reserve       $ 55,000        $125,240       $    -         $   -             $180,240

Year ended
December 31, 1995    Allowance for Doubtful Accounts      $134,250        $ 92,225       $    -         $105,054(1)       $121,421

                     Inventory Obsolescence Reserve       $   -           $ 55,000       $    -         $   -             $ 55,000

March 18, 1994 to
December 31, 1994    Allowance for Doubtful Accounts      $   -           $150,000       $    -         $ 15,750(1)       $ 134,250

(1) Bad debts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers and directors of the Company are as follows:


 Name                      Age  Position
 ------------------------  ---  -----------------------------------------------
 Peter C. Brockway         40   Chairman of the Board, Acting President and
                                Chief Executive Officer
 Gerard T. Mydlowski       42   Vice President - Sales
 Scot D. Harvey            40   Vice President - Operations
 Gary L. Witt              35   Vice President - Quality Services
 Mark J. Blume             32   Vice President - Chief Financial Officer
 Earl W. Powell            58   Chairman of the Board
 Phillip T. George, M.D.   57   Director
 Robert D. Blank           38   Director
 Thomas J. Smith           44   Director
 L. J. (Jim) Schoenwetter  58   Director


     Mr. Brockway, a director of the Company since its organization, has served as an executive officer of Trivest since September 1986 and was appointed a Managing Director of Trivest in January 1991 and Executive Vice President in January 1993. Mr. Brockway was named Chairman of the Board and Acting President and Chief Executive Officer of the Company on March 27, 1997. Mr. Brockway has also served as a Vice President of Atlantis since September 1986 and served as Vice President of Biscayne from September 1986 until February 1990. Mr. Brockway also serves as a director of WinsLoew .

     Mr. Mydlowski joined the Company in January of 1995 and is responsible for all of the Company's sales activities and new product development. From 1989 to 1995, Mr. Mydlowski was President and CEO of Moon Roof Corporation/Sun International, responsible for all operations of the company. Prior to that, Mr. Mydlowski was employed for 11 years in Ford Motor Company's Procurement and Distribution Division responsible for the purchase and distribution of all automotive accessories parts.

     Mr. Harvey served as the Division's Director of Operations from March 1990 through March 18, 1994 at which time he became Vice President - Operations.
Mr. Harvey is primarily responsible for the development and implementation of the Company's operations and distribution. From June 1987 until March 1990, Mr. Harvey served as Distribution Manager for Tombstone Pizza, Inc., where his responsibilities included purchasing, scheduling, warehousing and fleet management.

     Mr. Witt served as the Division's Director of New Business Development from January 1993 through March 18, 1994 at which time he became Vice President
- Quality Services.   Mr. Witt is responsible for the Company's Quality
Services, Human Resources, Purchasing, and Marketing and Advertising groups. From May 1987 until January 1993, Mr. Witt served as the Division's OEM Sales Manager, where he managed and developed OEM/dealer programs.

     Mr. Blume was appointed Chief Financial Officer of the Company in May 1996. From December 1995 until April 1996, Mr. Blume served as Corporate Controller. From June 1986 until December 1995, Mr. Blume was with Coopers & Lybrand L.L.P., most recently, as an Audit Manager.

     Mr. Powell served as Chairman of the Board of the Company from the date of its organization until March 27, 1997. Mr. Powell serves as President and Chief Executive Officer of Trivest, Inc. ("Trivest"), a private investment firm formed by Messrs. Powell and George in 1981 that specializes in management services and acquisitions, dispositions and leveraged buyouts. Since May 1984, Mr. Powell has served as Chairman of the Board of Atlantis Plastics, Inc., an American Stock Exchange company whose subsidiaries are engaged in the plastics industry ("Atlantis") and as

Chief Executive Officer from May 1984 to February 1995. Mr. Powell also served as President of Atlantis from November 1993 to February 1995. Mr. Powell also serves as Chairman of the Board, President and Chief Executive Officer of Biscayne Apparel, Inc., an American Stock Exchange company whose principal subsidiaries are engaged in the apparel industry ("Biscayne"). Mr. Powell also serves as Chairman of the Board of Directors of WinsLoew Furniture Inc., a NASDAQ National Market company engaged in the manufacture of contract seating and casual and ready-to-assemble furniture ("WinsLoew"). From 1971 until 1985, Mr. Powell was a partner with KPMG/Peat Marwick, Certified Public Accountants, where his positions included serving as managing partner of Peat Marwick's Miami office.

     Dr. George, a director of the Company since its organization, is the Chairman of the Board of Trivest, Inc. He has served as the Vice Chairman of the Board of Atlantis since that company's organization and as Chairman of the Executive Committee of the Atlantis Board of Directors since February 1990. Dr. George also serves as a director of WinsLoew.

     Mr. Blank, a director of the Company since its organization, has served as a Partner of Brinson Partners, Inc. ("Brinson"), a global investment management firm, since January 1992. From 1987 until January 1992, Mr. Blank served as a Senior Investment Manager with Wind Point Partners, a venture capital partnership. Mr. Blank also serves as director of Chartwell Re Corporation, a property and casualty reinsurance company.

     Mr. Smith, a director of the Company since its organization, has been employed by Norwesco, Inc. ("Norwesco"), a manufacturer of rotationally molded polyethylene tanks, since 1979. Mr. Smith has served as President of Norwesco since February 1992 and was appointed Chief Executive Officer in January 1993. Prior to his appointment as President, Mr. Smith held several positions with Norwesco, including Vice President and General Manager. Norwesco was acquired by certain affiliates of Trivest and certain members of Norwesco management in 1992.

     Mr. Schoenwetter, a director of the Company since March 1995, has been employed since 1960 by 3M, a diversified manufacturer with operations in 34 states and more than 60 foreign countries. Mr. Schoenwetter has had a number of positions in the financial area of 3M, including Vice President & Controller, and was appointed to his current position, Vice President, Logistics, in July 1993.

     Investors' Agreement

     Each of the Company's shareholders entered into a Subscription and Shareholders' Agreement in connection with the Company's commencement of operations in March 1994 (the "Investors' Agreement"). The Investors' Agreement requires each shareholder to vote in favor of electing, as directors, two designees of Trivest Institutional Fund, Ltd., two designees of Trivest Investors Fund, Ltd., one designee of Blue Sky Partners (which Blue Sky Partners has agreed will be the Company's President) and one designee of certain entities advised by or affiliated with Brinson.

ITEM 11.  EXECUTIVE COMPENSATION

     Summary of Cash and Certain Other Compensation

     The following table sets forth certain summary information concerning compensation paid or accrued by the Company, to the Company's Chief Executive Officer and to three other executive officer whose total annual salary and bonus, determined at December 31, 1996, exceeded $100,000 for the fiscal years ended December 31, 1996, 1995 and for the period from March 17, 1994 to December 31, 1994 ("Named Executive Officers"):

                          Summary Compensation Table

                                                                                                Long Term
                                                           Annual Compensation (3)             Compensation
                                                    -------------------------------------      ------------
                                                                                               Stock Options
Name and Principal Position                           Year         Salary       Bonus (1)       Awards (#)
---------------------------                         --------      --------      ---------      -------------
Daniel E. Braun(4)
 Former President and Chief Executive Officer       1996          $164,160       $240,160           5,730.87

                                                    1995          $160,000       $  6,400                  -

                                                    1994(2)       $116.743       $156,046           3,820.58

Scot D. Harvey
 Vice President - Operations                        1996          $ 93,591       $ 19,200           1,988.27

                                                    1995          $ 86,900       $  6,476                  -

                                                    1994(2)       $ 60,817       $ 23,718          1,325.510

Gary L. Witt
 Vice President - Quality Services                  1996          $ 92,733       $ 29,239           1,810.49

                                                    1995          $ 82,880       $  8,815                  -

                                                    1994(2)       $ 56,923       $ 22,202          1,206.990

Gerard T. Mydlowski(5)
Vice-President- Sales                               1996          $ 77,575       $ 23,964             682.46

                                                    1995          $ 65,529       $  9,788                  -

Mark J. Blume(6)
 Vice President - CFO                               1996          $ 86,538       $ 18,000             864.91


(1) Represents bonus earned in the respective year that is paid by the Company in the subsequent year.
(2) Reflects compensation paid by the Company from March 18, 1994 to December 31, 1994.
(3) Aggregate amount of other annual compensation does not exceed the lesser of $50,000 or 10% of the Named Executive Officer's salary and bonus.
(4) Mr. Braun resigned as an employee of the Company by letter dated March 26, 1997.
(5) Mr. Mydlowski joined the Company on January 30, 1995.
(6) Mr. Blume joined the Company on December 27, 1995.

Stock Option Grants

     The following table sets forth information concerning the grant of stock options to the Named Executive Officers in 1996 (all options were granted under the Company's Management Stock Option Plan). The Company did not grant any stock appreciation rights in 1996.


                                                                                             Potential Realizable
                                                                                             Value at Assumed
                                                                                             Annual Rates of Stock
                                                                                             Price Appreciation
                                        Individual Grants                                    for Option Term (1)
                             -------------------------------------------------------    -----------------------------------
                                                      % of Total
                                                       Options
                                                      Granted to
                             Options                   Employees         Exercise or
                             Granted                   in Fiscal          Base Price     Expiration
Name                         (#)(2)                    Year (3)            ($/Sh)           Date        5%($)       10%($)
----                         --------                 ----------         -----------    -----------    ------      -------
Daniel E. Braun              5,730.87                 36.3%              $34.75         1/1/06         $125,243    $317,375
Gary L. Witt                 1,810.49                 11.5%              $34.75         1/1/06         $ 39,559    $100,265
Scot D. Harvey               1,988.27                 12.6%              $34.75         1/1/06         $ 43,444    $110,110
Gerard T. Mydlowski            682.46                  4.3%              $34.75         1/1/06         $ 14,912    $ 37,795
Mark J. Blume                  864.91                  5.5%              $34.75         1/1/06         $ 18,898    $ 47,899

(1) Based on assumed annual rates of stock price appreciation from the fair value of the Company's common stock as of the grant date in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation". These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock options exercises and common stock holdings are dependent on the future performance of the Company and the market available for the sale of the Company's common stock. The Company's common stock is not registered under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act").

(2) The options become exercisable as to 25% of the shares on each anniversary of the date of grant (beginning January 1, 1997) over a four year period, so long as employment with the Company continues. The Board of Directors may, in its discretion, accelerate the date on which any option may be exercised, and may accelerate the vesting of any shares subject to any option.

(3) Options to purchase a total of 15,799.86 shares were granted in 1996. The percentage shown in this column represents the percentage arrived at by dividing the number of options granted to the named Executive Officer by the total number of options granted in 1996.

     Stock Options Exercises and Fiscal Year-end Holdings

     No named Executive Officer exercised stock options during 1996. The following table sets forth information, with respect to the Named Executive Officers, concerning unexercised options held by them as of the end of such fiscal year:


                                  Options Exercises And Year-End Value Table
                 Aggregated Option Exercises in last Fiscal Year, and Fiscal Year-end Option Value
                   Number of Unexercised Options at                       Value of Unexercised In-the-Money
                         December 31, 1996(#)                             Options at December 31, 1996 ($)(1)
Name                Exercisable       Unexercisable                Exercisable                 Unexercisable
----                -----------       -------------                -----------                 -------------
Daniel E. Braun      1,910.29           7,641.16                   $68,178                    $296,038
Gary L. Witt          603.50            2,413.98                   $21,539                    $ 93,524
Scot D. Harvey        662.76            2,651.02                   $23,654                    $102,707
Gerard T. Mydlowski      -               682.46                    $   --                     $ 27,135
Mark J. Blume            -               864.91                    $   --                     $ 34,389

(1) Calculated by multiplying (a) the difference between the present value of the option exercise price per share and the estimated per share fair value calculated in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" by (b) the number of shares of common stock underlying the option. The Company is not registered under Section 12 of the Exchange Act.

Employment Agreement

     Effective on March 18, 1994, the Company entered into a five-year employment agreement with Mr. Braun providing for his employment as President and Chief Executive Officer for an annual base salary of $164,160 (at December 31, 1996), subject to cost-of-living adjustments as well as an incentive bonus based on the
                                       36

Company's operating profit. The Employment Agreement also provides that Mr. Braun will receive an amount equal to the sum of his current annual base salary plus his last incentive bonus if his employment is terminated without "cause" (as defined), payable in 12 equal monthly installments (the "Severance Payment"). The employment agreement also prohibits Mr. Braun from directly or indirectly competing with the Company for one year after termination of his employment (or, if terminated without "cause," on the date Mr. Braun receives his last Severance Payment installment). Mr. Braun resigned as an emplyee of the Company by letter dated March 26, 1997

Compensation of Directors

     The Company reimburses directors for all travel-related expenses incurred in connection with their activities as directors. Mr. Schoenwetter receives quarterly director's fees totaling $12,000 annually.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company has 996,206 shares of Common Stock issued and outstanding at February 28, 1997. The following table sets forth information with respect to the beneficial ownership of the Common Stock as of February 28, 1997 by (i) each person known to the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each director who owns any shares and the Named Executive Officers, and (iii) all directors and executive officers of the Company as a group:



                                                                                                    Common Stock
                                                                                                 Beneficially Owned(2)
                                                                                               ------------------------
Name(1)                                                                                           Shares      Percent
---------------------------------------------------------------------------------------------  -----------  -----------
Brinson Partners, Inc.(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      500,000       50.19%
Trivest Group, Inc.(4)(5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      412,871       41.44%
Blue Sky Partners(5)(6) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32,000        3.21%
Earl W. Powell(5)(7)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      444,871       44.66%
Phillip T. George, M.D.(5)(7). . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . .      444,871       44.66%
Daniel E. Braun(8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20,305.68        2.04%
Thomas J. Smith(5)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,000            *
Peter C. Brockway(5)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,000            *
All directors and executive officers as a group (9 persons)(9)(10)  . . . . . . . . . . . . .   458,405.06       46.02%

* Less than 1%

(1) Unless otherwise indicated, the address of each of the identified beneficial owners is 2344 W. Wisconsin Street, Portage, Wisconsin 53901-0449.
(2) Unless otherwise indicated, each person has sole voting and investment power with respect to all such shares.
(3) Consists of 400,000 shares held of record by Virginia Retirement System ("VRS"), 85,978 shares held of record by Brinson Venture Capital Fund III, L.P. ("BCFIII") and 14,022 shares held of record by Brinson MAP Venture Capital Fund III Trust ("Brinson MAP Fund"). Brinson has voting and dispositive power over the shares held of record by VRS pursuant to agreements between Brinson and VRS. Brinson is the general partner of BCF III and as a result has voting and dispositive power over the shares held by BCF III. Brinson MAP Fund is a collective investment trust the trustee of which (Brinson Trust Company) is a subsidiary of Brinson. Robert D. Blank, a director of the Company, is a Partner of Brinson and an officer of Brinson Trust Company. Both Brinson and Mr. Blank disclaim beneficial ownership of the shares of Common Stock held by VRS, BCF III and Brinson MAP Fund. Brinson's address is 209 South LaSalle, Chicago, Illinois 60604.
(4) Trivest Group, Inc. serves as the sole general partner of Trivest 1988 Fund Manager, Ltd., which in turn is the sole general partner of Trivest Fund I, Ltd. ("Fund I"), a privately held investment partnership that holds a record 316,469 shares of Common Stock, and Trivest Equity Partners I, Ltd. ("Equity

     Partners I"), a privately held investment partnership that holds of record 96,402 shares of Common Stock. Messrs. Powell and George are executive officers and directors of Trivest Group, Inc. and own a controlling interest of its outstanding capital stock.
(5) The beneficial owner's address is 2665 South Bayshore Drive, Suite 800, Miami, Florida 33313-5401.
(6) Blue Sky Partners is a Florida general partnership ("Blue Sky"), whose partners are Earl W. Powell and Phillip T. George, M.D., both directors of the Company.
(7) Reflects shares held of record by Fund I, Equity Partners I and Blue Sky. See footnotes (4) and (6).
(8) Includes 5,730.87 shares of common stock issuable upon exercise of the options exercisable as of February 28, 1997.
(9) Does not reflect shares held of record by any of VRS, BCF III or Brinson MAP Fund. Reflects shares held of record by Fund I, Equity Partners I and Blue Sky. See footnotes (3), (4) and (6).
(10) Includes 7,534.06 shares of common stock issuable upon exercise of the presently exercisable executive officer's options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreement

     Effective March 18, 1994, the Company entered into a ten-year agreement (the "Consulting Agreement") with Trivest, a corporation owned by Messrs. Powell and George. Pursuant to the Consulting Agreement, Trivest provides corporate finance, strategic and capital planning and other management advice to the Company for an annual fee, payable quarterly in advance. During 1996, the Company paid management fees to Trivest of approximately $339,000, and reimbursed Trivest for certain out-of-pocket expenses incurred on behalf of the Company.

     Pursuant to the Consulting Agreement, for each additional business operation acquired by the Company, Trivest's annual base compensation will generally be increased by the sum of 5% of the annual earnings before income taxes, interest expense and amortization of goodwill ("EBITA") of the acquired business for the fiscal year in which it is acquired up to $1.0 million of EBITA, plus 2.5% of EBITA between $1.0 million and $3.0 million and 1.75% of EBITA in excess of $3.0 million. In addition, for each acquisition of any business operation introduced or negotiated by Trivest, Trivest will generally receive a fee of equal to the sum of 1.5% of the purchase price up to $100.0 million and 1.25% of purchase price in excess of $100.0 million. Similarly, for each disposition of any business operation of the Company negotiated by Trivest, Trivest will generally receive a fee equal to the sum of .25% of the sales price up to $150.0 million and .5% of the sales price in excess of $150.0 million.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

      1. Financial Statements - included in Item 8. An index to financial statements appears on Page 13.

      2. Financial Statement Schedule - Schedule II - valuation and qualifying accounts is the only schedule provided because all other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable, and therefore have been omitted.
           Schedule II appears on Page 31.

     3.    Exhibits

(b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

(c) Exhibits not incorporated by reference follow the "Signatures" section and are incorporated herein by reference.

(d) Financial Statement Schedules required by Regulation S-X are included in item (a)(2) above and are incorporated herein by reference.

Exhibit Description

2.1 Asset Purchase Agreement, dated as of July 14, 1995, between Tri-Glas Corporation and VMC Fiberglass Products, Inc.(2.1)(2)

2.2 Supplemental Agreement, dated as of July 14, 1995, among Tri-Glas Corporation, VMC Fiberglass Products, Inc., John H. Watson, Robert E. Ostendorf, Bob Heinsen, Karl Sheffield and Alfred Saliba(2.2)(2)

2.3 Promissory Note, dated as of July 14, 1995, issued by Tri-Glas Corporation and Payable to the Order of VMC Fiberglass Products, Inc. (2.3)(2)


2.4 Guaranty, dated as of July 14, 1995, issued by the registrant in favor of VMC Fiberglass Products, Inc.(2.4)(2)

2.5   Lease Agreement dated as of July 14, 1995, between Tri-Glas
      Corporation and VMC Fiberglass Products, Inc.(2.5)(2)


3.1   Registrant's Articles of Incorporation(3.1)(1)

3.2   Registrant's Bylaws(3.2)(1)

4.1   Specimen Note Certificate for Notes(4.2)(1)

4.2 Registration Rights Agreement, dated as of March 18, 1994, between the Registrant and Bear, Stearns & Co. Inc.(4.3)(1)

4.3 Indenture, dated as of March 18, 1994, between the Registrant and American Stock Transfer & Trust Company(4.4)(1)


4.4 Supplemental Indenture, dated as of July 14, 1995, between Tri-Glas Corporation and American Stock Transfer & Trust Company, as Trustee (99.1)(2)

10.1 Registrant's First Amended and Restated Management Stock Option Plan Management Stock Option Plan(10.1)(3)


10.2 Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers(10.2)(1)

10.3  Employment Agreement between the Registrant and Daniel E. Braun(10.3)(1)

10.4 Subscription and Shareholders' Agreement, dated March 15, 1994, among the Registrant and its Shareholders(10.4)(1)

10.5 Amended and Restated Credit Agreement, dated as of July 14, 1995, between the Registrant and Banque Nationale de Paris, as Lender and as Agent for the Loan Parties Thereunder (99.2)(2)

10.6 Consulting Agreement, dated as of March 18, 1994, between the Registrant and Trivest, Inc.(10.6)(1)


10.7 First Amendment to Registrant's First Amended and Restated Management Stock Option Plan (4)

12.1  Statement Regarding Computation of Ratio of Earnings to Fixed Charges(4)

21.1  Subsidiaries of the Registrant(4)

27.1  Financial Data Schedule - For SEC use only (4)


(1) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-4 (No. 33-77728).
(2) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Current Report on Form 8-K, dated July 25, 1995, as amended.
(3) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Current Report on Form 10-Q, dated May 3,
    1996.
(4) Filed herewith
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PENDA CORPORATION

Date:  March 27, 1997              By:/s/  PETER C. BROCKWAY
                                      -----------------------------------
                                              Peter C. Brockway
                                      Acting President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


       Signature                Title                                     Date
------------------------------  ----------------------------------------  --------------
/s/    PETER C. BROCKWAY        Chairman of the Board; Acting President
------------------------------  and Chief Executive Officer               March 27, 1997
       Peter C. Brockway

/s/    EARL W. POWELL           Director                                  March 27, 1997
------------------------------
       Earl W. Powell

/s/    MARK J. BLUME            Vice President - Chief Financial Officer
------------------------------  (Principal Financial and Accounting
       Mark J. Blume            Officer)                                  March 27, 1997

/s/    PHILLIP T. GEORGE, M.D.  Director                                  March 27, 1997
------------------------------
       Phillip T. George, M.D.

/s/    ROBERT D. BLANK          Director                                  March 27, 1997
------------------------------
       Robert D. Blank

/s/    THOMAS J. SMITH          Director                                  March 27, 1997
------------------------------
       Thomas J. Smith

/s/    L. J. SCHOENWETTER       Director                                  March 27, 1997
------------------------------
      L. J. Schoenwetter

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company has not and does not intend to provide to its security holders an annual report covering the Company's last fiscal year or proxy materials with respect to any annual or other meeting of security holders to be held during the current fiscal year.


                                 EXHIBIT INDEX


EXHIBIT INDEX  DESCRIPTION                                        PAGE NUMBER
-------------  -------------------------------------------------  -----------
12.1           Statement Regarding Computation of
               Ratio of Earnings to Fixed Charges                      42

10.7           First Amendment to Registrant's First Amended and
               Restated Management Stock Option Plan                   44

21.1           Subsidiaries of the Registrant                          50

27.1           Financial Data Schedule (for SEC purposes only)         52