Form 10-Q
period 1997-03-31
PENDA CORP
filed 1997-05-15
CIK 921745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-77728

                               PENDA CORPORATION
             (Exact name of registrant as specified in its charter)

     FLORIDA                                                                     65-0463658
(State or other jurisdiction of incorporation or organization        (I.R.S. Employer Identification No.)



2344 WEST WISCONSIN STREET, PORTAGE, WISCONSIN                      53901-0449
(Address of principal executive offices)                            (Zip Code)

                                 (608) 742-5301
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---
At May 1, 1997, the Registrant had 996,206 shares of $0.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                               PENDA CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                               MARCH 31, 1997  DECEMBER 31,
                                                 (UNAUDITED)     1996
                                                  --------     --------
                                                      (in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                        $  1,634     $  1,970
 Accounts receivable, net                           13,209       13,277
 Inventories, net                                    6,664        6,230
 Other                                                 943          726
                                                  --------     --------
  Total current assets                              22,450       22,203


Property, plant and equipment, net                  21,617       22,332
Intangible assets, net                              96,038       96,889
Other                                                  796          605
                                                  --------     --------
  Total assets                                    $140,901     $142,029
                                                  ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $  4,298     $  4,183
 Accrued liabilities                                   999        6,378
 Current portion of long-term debt                     562          614
                                                  --------     --------
  Total current liabilities                          5,859       11,175

Long-term debt                                      87,129       83,129
Deferred income taxes                                6,239        5,776
                                                  --------     --------
  Total liabilities                                 99,227      100,080
                                                  --------     --------
Shareholders' equity:
 Common stock                                           10           10
 Additional paid-in capital                         24,742       24,851
 Retained earnings                                  16,754       16,920
 Foreign currency translation adjustment               168          168
                                                  --------     --------
  Total shareholders' equity                        41,674       41,949
                                                  --------     --------
  Total liabilities and shareholders' equity      $140,901     $142,029
                                                  ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                               PENDA CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME





                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                         (UNAUDITED)
                                                              ------------------------------------
                                                                1997                        1996
                                                              -------                      -------
                                                      (In thousands, except for share and per share data)
Net sales                                                     $19,818                      $22,094

Cost of sales                                                  14,399                       13,585
                                                              -------                      -------
 Gross profit                                                   5,419                        8,509

Selling, general and administrative expenses                    2,605                        2,175

Amortization                                                      771                          750
                                                              -------                      -------
 Operating income                                               2,043                        5,584

Interest expense                                                2,264                        2,427
                                                              -------                      -------

Income (loss) before provision for income taxes                  (221)                       3,157

 Provision for income taxes                                       (55)                       1,253
                                                              -------                      -------

Net income (loss)                                             $  (166)                     $ 1,904
                                                              =======                      =======

Net income (loss) per common share                            $ (0.17)                     $  1.90
                                                              =======                      =======

Weighted average common shares outstanding                        997                        1,000
                                                              =======                      =======

The accompanying notes are an integral part of the consolidated financial statements.

                               PENDA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                   THREE MONTHS ENDED MARCH 31,
                                                          (UNAUDITED)
                                                   ----------------------------
                                                        1997      1996
                                                       -------   -------
                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)                                    $  (166)  $ 1,904
  Non-cash adjustments to net income:
   Depreciation                                            766       756
   Amortization                                            771       750
   Deferred income tax provision                           468       590
Net change in other assets and liabilities              (3,963)   (4,088)
                                                       -------   -------
  Net cash used in operating activities                 (2,124)      (88)
                                                       -------   -------
Cash flows from investing activities:
  Purchases of property, plant and equipment               (51)     (611)
  Payment of contingent acquisition consideration       (2,000)   (1,000)
                                                       -------   -------
  Net cash used in investing activities                 (2,051)   (1,611)
                                                       -------   -------
Cash flows from financing activities:
  Payments on notes payable                                (52)     (125)
  Purchase of common stock                                (109)        -
  Net changes in revolving credit borrowings             4,000         -
  Proceeds from sale lease back of equipment                 -     1,940
                                                       -------   -------
  Net cash provided by financing activities              3,839     1,815
                                                       -------   -------
Net change in cash                                        (336)      116
Cash and cash equivalents:
  Beginning of period                                    1,970       467
  End of period                                        $ 1,634   $   583
                                                       =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Penda Corporation (the "Company"), manufactures and distributes plastic bedliners and other accessories for pickup trucks, sport utility vehicles, vans and heavy duty trucks. The Company also distributes pickup truck accessories manufactured by other companies. Plastic pickup truck bedliners account for approximately 80% of the Company's sales. The Company's sales are principally in the United States and Canada. The Company operates primarily in one business segment, light truck accessory products.

     These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. These financial statements include the accounts of the Company's wholly-owned subsidiaries, and all significant intercompany transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the SEC.

2. INVENTORIES

   Inventories at March 31, 1997 consist of the following (in thousands):

     Finished goods              $4,164
     Work in process                393
     Raw materials and supplies   2,107
                                 ------
                                 $6,664
                                 ======

3. FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted average exchange rate for the year for income statement items. Resulting translation adjustments for non-highly inflationary economies are recorded directly to a separate component of shareholders' equity. Effective January 1, 1997, Mexico was designated as a highly inflationary economy and all translation adjustments after that date are included in the current period's results of operations.


4. COMMON STOCK

     In February 1997, pursuant to the termination of employment of a shareholder of the Company, the Company was required to purchase 1,835 shares of common stock from the terminated employee at an aggregate cost of $110,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

     Net sales decreased $2.3 million or 10.3% as compared to the first quarter of 1996. The decline is primarily attributable to the termination of Company's supply contract with Ford Motor Company in February 1997 and lower aftermarket sales, partially offset by an increase in revenues from other OEM accounts, including distribution revenues.

     Gross profit margin declined from 38.5% in the first quarter of 1996 to 27.3% in 1997. The decline in gross profit margin was due primarily to losses from the Company's fiberglass manufacturing subsidiary ("Tri-Glas"), lower absorption of fixed costs due to lower bedliner volumes, along with higher bedliner raw material costs, and slightly lower average bedliner selling prices. Tri-Glas's losses resulted from a decline in sales of certain higher margin non-pickup truck fiberglass accessories and certain inefficiencies, in part due to a new product line. The Company has taken a preliminary review of this situation and, among other actions, instituted cost reductions in April 1997.

     First quarter 1997 selling, general and administrative expenses increased $400,000 to $2.6 million. As a percentage of sales, selling, general and administrative expenses were 13.1% of sales, compared to 9.8% of sales in 1996. Selling, general and administrative expenses were higher in 1997 due to legal costs associated with the class action lawsuits discussed in the Company's 1996 Form 10-K, marketing costs associated with launching a new aftermarket bedliner brand made specifically for Ford dealers and additional sales staff.

     Amortization was higher due to contingent acquisition consideration paid in 1997, while interest expense was lower as average revolving credit borrowings outstanding were lower.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements for its operations are working capital (principally accounts receivable and inventories) and capital expenditures. The Company's capital needs have historically been provided by internally generated cash and through utilization of the Company's revolving credit facility. The Company's net working capital at March 31, 1997 was $16.6 million compared to $11.0 million at December 31, 1996

     At March 31, 1997, the Company had approximately $87.7 million of outstanding debt, including $80.0 million of senior notes payable, $4.0 million under its revolving credit facility and $3.7 million in various notes payable. During the first quarter of 1997, the Company borrowed $4.0 million under its revolving credit facility to partially fund the payment of the $2.0 million of contingent acquisition consideration and $4.3 million of semi-annual interest payments due on its senior notes payable.

     The Company's consolidated debt-to-equity ratio declined slightly to 2.10:1 at March 31, 1997 versus 2.00:1 at December 31, 1996. As of March 31, 1997, the Company had approximately $14.1 million of availability under its revolving credit facility which is based on eligible collateral.

     Management believes that funds generated from operations and funds available under the revolving credit facility will be sufficient to satisfy the Company's debt service obligations, working capital requirements and commitments for capital expenditures through the end of 1997. To the extent available, excess funds will be used to reduce outstanding borrowings under the revolving credit facility.

     On a longer term basis, the Company has significant future debt service obligations. The Company's ability to satisfy these obligations and to secure adequate capital resources in the future are dependent on its ability to generate adequate cash flows. Although the Company expects that its cash flows from operations, available borrowings and access to the capital markets will be sufficient to fund future debt service, this will be dependent on its overall operating performance and be subject to general business, financial and other factors affecting the Company and the light truck industry, certain of which are beyond the control of the Company.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

HOUSKA LAWSUIT

     On June 5, 1996, a lawsuit, Christopher G. Houska v. Citgo Petroleum Corporation, et al., was filed against the Company and various other defendants in the Missouri Circuit Court, Twenty-Second Judicial District, St. Louis, Missouri. See Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, incorporated herein by reference. A trial date has not been set in this case.

PATENT INFRINGEMENT LAWSUITS

     On January 2, 1997, The Colonel's, Inc. filed a lawsuit against the Company in the United States District Court for the Eastern District of Michigan. See Part 1, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, incorporated herein by reference. The Company has filed an answer and a first counterclaim seeking a declaratory judgment that the patent at issue is invalid and/or not infringed. The Company believes that the lawsuit is without merit and intends to vigorously defend against it.

LITIGATION WITH FORMER EXECUTIVE OFFICER

     The Company's former President and Chief Executive Officer, Daniel E. Braun, resigned on March 26, 1997. On April 21,1997, the Company filed a lawsuit against Mr. Braun in the Circuit Court of the 11th Judicial Circuit for Dade County, Florida, seeking (i) a declaratory judgment that Mr. Braun is not entitled to severance pay under his employment agreement with the Company, which would be payable only in the event Mr. Braun's employment was terminated by the Company (or deemed to be terminated) without cause, (ii) specific performance of Mr. Braun's obligation to tender his shares of the Company's common stock to the Company, for a purchase price equal to the book value of such shares, pursuant to a Subscription and Shareholders' Agreement among the Company, Mr. Braun and the Company's other shareholders, and (iii) an injunction enjoining Mr. Braun from violating covenants contained in his employment agreement which restrict him from competing with the Company for one year following his termination, divulging or using any of the Company's confidential information and soliciting for employment or employing any current or former employee of the Company for two years following his termination. The Company's lawsuit also seeks an award of attorneys' fees and costs incurred in the litigation. A responsive pleading has not yet been filed by Mr. Braun.

     On April 25, 1997, Mr. Braun filed a lawsuit against the Company in the Circuit Court for Columbia County, Wisconsin alleging that the Company (i) breached its employment agreement with Mr. Braun by failing to pay him severance pay and (ii) breached the Subscription and Shareholders' Agreement by failing to repurchase Mr. Braun' a shares for an amount equal to their fair market value and by failing to pay him the difference between the fair market value of shares underlying certain stock options and the exercise price of such stock options. Mr. Braun's complaint asks the court to order the Company to pay Mr. Braun severance pay, repurchase his shares of Company stock for their fair market value and pay him for his stock options. The lawsuit also seeks statutory severance payments for Mr. Braun under Wisconsin law and a declaratory judgment that the noncompetition and confidentiality covenants contained in Mr. Braun's employment agreement are void and unenforceable. The lawsuit also seeks an award of attorneys' fees and costs incurred in the litigation. The Company has not yet filed an answer in this litigation, however, it has denied that it has any liability to Mr. Braun and believes that the lawsuit is entirely without merit. The Company intends to vigorously pursue the Florida lawsuit and to vigorously defend the Wisconsin lawsuit.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                27    Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PENDA CORPORATION


Date:  May 14, 1997                        By: Peter C. Brockway
                                              ---------------------------------
                                           Peter C. Brockway, Acting President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)



Date: May 14, 1997                         By: Mark J. Blume
                                              ---------------------------------
                                           Mark J. Blume,  Vice President -
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)