Form 10-Q
period 1997-06-30
PENDA CORP
filed 1997-08-12
CIK 921745

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At August 1, 1997, the Registrant had 996,206 shares of $0.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                              PENDA CORPORATION

                         CONSOLIDATED BALANCE SHEETS


                                                  JUNE 30, 1997    DECEMBER 31,
                                                   (UNAUDITED)         1996
                                                  -------------    ------------
                                                           (in thousands)

ASSETS
Current assets:
 Cash and cash equivalents                        $       2,202    $      1,970
 Accounts receivable, net                                11,961          13,277
 Inventories, net                                         6,604           6,230
 Other                                                      920             726
                                                  -------------    ------------
  Total current assets                                   21,687          22,203

Property, plant and equipment, net                       20,968          22,332
Intangible assets, net                                   95,865          96,889
Other                                                       274             605
                                                  -------------    ------------
  Total assets                                    $     138,794    $    142,029
                                                  =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $       2,295    $      4,183
 Accrued liabilities                                      3,879           6,378
 Current portion of long-term debt                          583             614
                                                  -------------    ------------
  Total current liabilities                               6,757          11,175

Long-term debt                                           84,055          83,129
Deferred income taxes                                     6,042           5,776
                                                  -------------    ------------
  Total liabilities                                      96,854         100,080
                                                  -------------    ------------
Shareholders' equity:
 Common stock                                                10              10
 Additional paid-in capital                              24,742          24,851
 Retained earnings                                       16,989          16,920
 Foreign currency translation adjustment                    199             168
                                                  -------------    ------------
  Total shareholders' equity                             41,940          41,949
                                                  -------------    ------------
  Total liabilities and shareholders' equity      $     138,794    $    142,029
                                                  =============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                               PENDA CORPORATION

                      CONSOLIDATED STATEMENTS OF INCOME




                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                          JUNE 30,                     JUNE 30,
                                        (UNAUDITED)                  (UNAUDITED)
                                --------------------------    --------------------------
                                    1997           1996          1997            1996
                                -----------    -----------    -----------    -----------
                                        (In thousands, except for per share data)

Net sales                       $    20,111    $    25,728    $    39,929    $    47,822

Cost of sales                        13,915         14,745         28,314         28,330
                                -----------    -----------    -----------    -----------
  Gross profit                        6,196         10,983         11,615         19,492

Selling, general and
  administrative expenses             3,029          2,880          5,634          5,111

Amortization                            773            749          1,544          1,498
                                -----------    -----------    -----------    -----------
  Operating income                    2,394          7,354          4,437         12,883


Other income (expenses):

  Interest expense                   (2,355)        (2,460)        (4,619)        (4,887)

  Other income                          372            309            372            364
                                -----------    -----------    -----------    -----------
Income before provision for
  income taxes                          411          5,203            190          8,360

Provision for income taxes              176          2,027            121          3,280
                                -----------    -----------    -----------    -----------
Net income                      $       235    $     3,176    $        69    $     5,080
                                ===========    ===========    ===========    ===========
Net income per common share     $      0.24    $      3.18    $      0.07    $      5.08
                                ===========    ===========    ===========    ===========
Weighted average common
shares outstanding                      996          1,000            997          1,000
                                ===========    ===========    ===========    ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                              PENDA CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                   SIX MONTHS ENDED JUNE 30,
                                                                         (UNAUDITED)
                                                              ----------------------------------
                                                                 1997                   1996
                                                              ----------             -----------
                                                                        (In thousands)

Cash flows from operating activities:
  Net income                                                  $       69             $     5,080
  Non-cash adjustments to net income:
   Depreciation                                                    1,530                   1,522
   Amortization                                                    1,544                   1,498
   Deferred income tax provision                                     266                   1,312
  Net change in other assets and liabilities                      (2,095)                 (3,212)
                                                              ----------             -----------
       Net cash provided by operating activities                   1,314                   6,200
                                                              ----------             -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment                        (166)                   (870)
  Proceeds from insurance settlement                                 298                     364
  Payment of contingent acquisition consideration                 (2,000)                 (1,000)
                                                              ----------             -----------
       Net cash used in investing activities                      (1,868)                 (1,506)
                                                              ----------             -----------
Cash flows from financing activities:
  Payments on notes payable                                         (105)                   (222)
  Net changes in revolving credit borrowings                       1,000                  (5,000)
  Purchase of common stock                                          (109)                   (198)
  Proceeds from sale-lease back of equipment                           -                   1,940
                                                              ----------             -----------
       Net cash provided by (used in) financing activities           786                  (3,480)
                                                              ----------             -----------
Net change in cash                                                   232                   1,214
Cash and cash equivalents:
  Beginning of period                                              1,970                     467
                                                              ----------             -----------
  End of period                                               $    2,202             $     1,681
                                                              ==========             ===========

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

2.   INVENTORIES

     Inventories at June 30, 1997 consist of the following (in thousands):

     Finished goods                $   4,110
     Work in process                     254
     Raw materials and supplies        2,240
                                   ---------
                                   $   6,604
                                   =========

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


4.   COMMON STOCK

     In February 1997, pursuant to the termination of employment of a shareholder of the Company, the Company was required to purchase 1,835 shares of common stock (which were cancelled) from the terminated employee at an aggregate cost of $110,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

        Comparison of Quarters Ended June 30, 1997 and 1996

        Net sales decreased $5.6 million or 21.8% as compared to the first quarter of 1996. The decline is primarily attributable to the termination of Company's supply contract with Ford Motor Company in February 1997 and, to a lessor extent lower pricing in the aftermarket and lower fiberglass accessory sales. These sales declines were offset by an increase in bedliner sales to other OEM accounts, including distribution revenues.

        Gross profit margin declined from 42.7% in the second quarter of 1996 to 30.8% in 1997. The decline in gross profit margin was due primarily to losses from the Company's fiberglass manufacturing subsidiary ("Tri-Glas"), lower absorption of fixed costs due to lower bedliner volumes, higher bedliner raw material costs, and lower average bedliner selling prices. Tri-Glas's losses resulted from a decline in sales of certain higher margin fiberglass accessories and certain manufacturing inefficiencies, in part due to a new product line. Among other actions, the Company has instituted cost reductions in April 1997 and raised the selling prices of certain lower margin products during May 1997. Management will be implementing a more comprehensive cost reduction and sales enhancement plan during the balance of the year.

        Second quarter 1997 selling, general and administrative expenses increased $149,000 or 5.2%. As a percentage of sales, these expenses were 15.1% of sales in 1997, compared to 11.2% of sales in 1996. Selling, general and administrative expenses were higher in 1997 due to legal costs associated with the various legal actions discussed in the Company's 1996 Form 10-K and in
Part II, Item 1 herein, and additional sales staff added in the second half of 1996.

        Amortization was higher due to contingent acquisition consideration paid in 1997, while interest expense was lower as average revolving credit borrowings outstanding were lower.


        Comparison of Six Months Ended June 30, 1997 and 1996

        Net sales decreased $7.9 million or 16.5% as compared to the six months ended June 30, 1996. The decline is primarily attributable to the termination of Company's supply contract with Ford Motor Company in February 1997, lower aftermarket bedliner sales and lower fiberglass accessory sales. These sales declines were offset by an increase in bedliner sales to other OEM accounts, including distribution revenues.


        Gross profit margin declined from 40.8% for the six months ended June 30, 1996 to 29.1% for the six months ended June 30, 1997. The decline in gross profit margin was due primarily to losses from the Company's fiberglass manufacturing subsidiary ("Tri-Glas"), lower absorption of fixed costs due to lower bedliner volumes, along with higher bedliner raw material costs, and lower average bedliner selling prices. Tri-Glas's losses resulted from a decline in sales of certain higher margin fiberglass accessories and certain manufacturing inefficiencies, in part due to a new product line. Among other actions, the Company has instituted cost reductions in April 1997 and raised the selling prices of certain lower margin products during May 1997. Management will be instituting a more comprehensive cost reduction and sales enhancement plan during the balance of the year.

        Selling, general and administrative expenses were $523,000 higher for the six months ended June 30, 1997 versus the same period in 1996. As a percentage of sales, these expenses were 14.1% of sales in 1997 compared to 10.7% of sales in 1996. Selling, general and administrative expenses were higher in 1997 due to legal costs associated with the various legal actions discussed in the Company's 1996 Form 10-K and in Part II, Item 1 herein, additional sales staff added in the second half of 1996, and marketing costs associated with launching a new aftermarket bedliner brand.

        Amortization was higher due to contingent acquisition consideration paid in 1997, while interest expense was lower as average revolving credit borrowings outstanding were lower.



LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary capital requirements for its operations are working capital (principally accounts receivable and inventories) and capital expenditures. The Company's capital needs have historically been provided by internally generated cash and through utilization of the Company's revolving credit facility. The Company's net working capital at June 30, 1997 was $14.9 million compared to $11.0 million at December 31, 1996

        At June 30, 1997, the Company had approximately $84.6 million of outstanding debt, including $80.0 million of senior notes payable, $1.0 million under its revolving credit facility and $3.6 million in various notes payable. During the second quarter of 1997, the Company repaid $3.0 million of outstanding borrowings under its revolving credit facility. The $1.0 million of borrowings outstanding at June 30, 1997 was repaid in July 1997.

        The Company's consolidated debt-to-equity ratio was 2.02:1 at June 30, 1997 versus 2.00:1 at December 31, 1996. As of June 30, 1997, the Company had approximately $17.3 million of availability under its revolving credit facility.

        Management believes that funds generated from operations and funds available under the revolving credit facility will be sufficient to satisfy the Company's debt service obligations, working capital requirements and commitments for capital expenditures through the end of 1997. To the extent available, excess funds will be used to reduce any outstanding borrowings under the revolving credit facility.

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



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against claims in an amount which it believes to be adequate. The Company believes that it is not presently a party to any such ordinary course litigation the outcome of which would have a material adverse effect on its financial condition or results of operations. Set forth below is an update of material developments in certain nonordinary course litigation more fully described in the Company's Annual Report on Form 10-K for the year ended December 3 1, 1996 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

CLASS ACTION LAWSUITS

        On July 2, 1997, the plaintiff in the lawsuit Jimmy E. Brown, et al. v. Durakon lndustries, Inc., et al., pending in the United States District Court for the Southern District of Mississippi, Hattiesburg Division (see Part I,
Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, incorporated herein by reference) filed a motion with the court seeking to add additional defendants, including TriEnda Corporation, the Company's predecessor. This motion was granted on July 29, 1997. Settlement discussions are continuing in connection with this lawsuit.

LITIGATION WITH FORMER EXECUTIVE OFFICER

        In July 1997, the Company determined to pursue its litigation against its former President and Chief Executive Officer, Daniel E. Braun, in a single venue. It therefore dismissed without prejudice Penda Corporation v. Daniel E. Braun, which it had filed on April 21, 1997 in the Circuit Court of the 11th Judicial Circuit for Dade County, Florida. See Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, incorporated herein by reference.

        On May 20, 1997, the Company filed an Answer and a Counterclaim in the lawsuit styled Daniel E. Braun v. Penda Corporation, pending in the Circuit Court for Columbia County, Wisconsin. See Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997, incorporated herein by reference. The Company has asserted affirmative defenses which include failure of conditions precedent, waiver, breach of contract, mistake, fraud, and equitable estoppel/unjust enrichment. In its Counterclaim, the Company seeks (i) a declaratory judgment that Mr. Braun is not entitled to severance pay under his employment agreement with the Company (which would be payable only in the event Mr. Braun's employment was terminated, or deemed to be terminated, without cause) and that he failed to properly tender his shares of Company stock for repurchase pursuant to the provisions of a Subscription and Shareholders' Agreement to which he is a party, (ii) a declaratory judgment that certain restrictions against competition and disclosure of trade secrets contained in Mr. Braun's employment agreement with the Company are valid and enforceable, (iii) a claim for damages for the breach by Mr. Braun of his obligations to the Company under his employment agreement, (iv) an injunction enjoining Mr. Braun from violating covenants contained in his employment agreement which restrict him from competing with the Company for one year following his termination, divulging or using any of the Company's confidential information and soliciting for employment or employing any current or former employee of the Company for two years following his termination, (v) reformation, cancellation or recession of the Subscription and Shareholders' Agreement and certain stock option agreements between the Company and Mr. Braun to provide that he is entitled to no further compensation or benefits from the Company, and (vi) monetary damages (including punitive damages) for fraud in the inducement. The Company's Counterclaim also seeks an award of attorneys' fees and costs incurred in the litigation. On June 9, 1997, Mr. Braun filed an Answer and Defenses to the Company's Counterclaim denying liability to the Company and asserting defenses of failure to state a claim upon which relief can be granted and unenforceability of the restrictive covenants.

        The Company intends to vigorously pursue its claims against Mr. Braun and to vigorously defend itself against Mr. Braun's claims, which it believes to be without merit.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits
                   27    Financial Data Schedule (for SEC use only)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PENDA CORPORATION


Date: August 11, 1997              By: /s/ Jack L. Thompson
                                        ---------------------------------------
                                    Jack L. Thompson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: August 11, 1997               By: /s/ Leo. E. Waner
                                        ---------------------------------------
                                    Leo E. Waner
                                    Vice President - Chief Financial Officer
                                    (Principal Financial and Accounting Officer)