Form 10-Q
period 1997-09-30
PENDA CORP
filed 1997-11-13
CIK 921745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 33-77728

PENDA CORPORATION
(Exact name of registrant as specified in its charter)

       FLORIDA                                  65-0463658
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization


2344 WEST WISCONSIN STREET, PORTAGE, WISCONSIN                       53901-0449
(Address of principal executive offices)                             (Zip Code)


(608) 742-5301
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        -     -

At November 1, 1997, the Registrant had 993,602 shares of $0.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



PENDA CORPORATION

CONSOLIDATED BALANCE SHEETS


                                                   SEPTEMBER 30,          DECEMBER 31,
                                                   1997                   1996
                                                   (UNAUDITED)
                                                   --------------         ------------
                                                              (in thousands)

ASSETS
Current assets:
 Cash and cash equivalents                         $    2,670             $     1,970
 Accounts receivable, net                               8,518                  13,277
 Inventories, net                                       6,200                   6,230
 Other                                                    740                     726
                                                   ----------             -----------
  Total current assets                                 18,128                  22,203

Property, plant and equipment, net                     20,294                  22,332
Intangible assets, net                                 95,184                  97,502
Other                                                     182                     182
                                                   ----------             -----------
  Total assets                                     $  133,788             $   142,219
                                                   ==========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                  $    1,814             $     4,183
 Accrued liabilities                                    1,806                   6,568
 Current portion of long-term debt                        627                     614
                                                   ----------             -----------
  Total current liabilities                             4,247                  11,365

Long-term debt                                         82,557                  83,129
Deferred income taxes                                   5,821                   5,776
                                                   ----------             -----------
  Total liabilities                                    92,625                 100,270
                                                   ----------             -----------
Shareholders' equity:
 Common stock                                              10                      10
 Additional paid-in capital                            24,710                  24,851
 Retained earnings                                     16,246                  16,920
 Foreign currency translation adjustment                  197                     168
                                                   ----------             -----------
  Total shareholders' equity                           41,163                  41,949
                                                   ----------             -----------
  Total liabilities and shareholders' equity       $  133,788             $   142,219
                                                   ==========             ===========

The accompanying notes are an integral part of the consolidated financial statements.

PENDA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME





                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                   SEPTEMBER 30,              SEPTEMBER 30,
                                   (UNAUDITED)                (UNAUDITED)
                                ------------------------    -----------------------
                                   1997         1996           1997         1996
                                ----------    ----------     --------     ---------
                                     (In thousands, except for per share data)

Net sales                       $  16,935     $  20,435     $  56,864     $  68,257

Cost of sales                      12,099        13,456        40,413        41,786
                                ---------     ---------     ---------     ---------
  Gross profit                      4,836         6,979        16,451        26,471

Selling, general and
  administrative expenses           2,978         2,372         8,612         7,483

Amortization                          774           760         2,318         2,258
                                ---------     ---------     ---------     ---------
  Operating income                  1,084         3,847         5,521        16,730

Other income (expenses) :

  Interest expense                 (2,228)       (2,317)       (6,847)       (7,204)

  Other income / (expense)            (52)          156           320           520
                                ---------     ---------     ---------     ---------
Income  (loss) before provision
  for income taxes                 (1,196)        1,686        (1,006)       10,046

Provision for income taxes           (451)          706          (330)        3,986
                                ---------     ---------     ---------     ---------
Net income / (loss)             $    (745)    $     980     $    (676)    $   6,060
                                =========     =========     =========     =========
Net income per common share     $   (0.75)    $    0.98     $   (0.68)    $    6.07
                                =========     =========     =========     =========
Weighted average common
shares outstanding                    996           998           996           999
                                =========     =========     =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

     PENDA CORPORATION

     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                   (UNAUDITED)
                                                         -------------------------------
                                                              1997             1996
                                                         -------------      ------------
                                                                (In thousands)
Cash flows from operating activities:
  Net income (loss)                                           $  (676)      $  6,060
  Non-cash adjustments to net income:
   Depreciation                                                 2,293          2,299
   Amortization                                                 2,318          2,258
   Deferred income tax provision                                   45          1,568
  Net change in other assets and liabilities                     (623)        (4,778)
                                                              -------       --------
     Net cash provided by operating activities                  3,357          7,407
                                                              -------       --------
Cash flows from investing activities:
  Purchases of property, plant and equipment                     (255)        (1,374)
  Proceeds from insurance settlement                              298            520
  Payment of contingent acquisition consideration              (2,000)        (1,000)
                                                              -------       --------
     Net cash used in investing activities                     (1,957)        (1,854)
                                                              -------       --------
Cash flows from financing activities:
  Payments on notes payable                                      (559)          (271)
  Net changes in revolving credit borrowings                        -         (6,900)
  Purchase of common stock                                       (141)          (198)
  Proceeds from sale-lease back of equipment                        -          1,940
                                                              -------       --------
     Net cash used in financing activities                       (700)        (5,429)
                                                              -------       --------
Net change in cash                                                700            124
Cash and cash equivalents:
  Beginning of period                                           1,970            467
                                                              -------       --------
  End of period                                               $ 2,670       $    591
                                                              =======       ========

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

     Certain reclassifications were made to the balance sheet as of December 31, 1996 to conform to the balance sheet presentation as of September 30, 1997.

2.   INVENTORIES

     Inventories at September 30, 1997 and December 31, 1996 consist of the following (in thousands):

                               Sept. 30,            Dec. 31,
                                1997                 1996
                               ---------           ---------
Finished goods                $  3,987             $  3,454
Work in process                    297                  354
Raw materials and supplies       1,916                2,422
                               ---------           ---------
                              $  6,200             $  6,230
                               =========           =========

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

4.   COMMON STOCK

     Common stock held by employees of the Company whose employment has terminated, is required to be repurchased and canceled by the Company. During 1997, the Company has repurchased and canceled 4,400 shares of common stock held by such individuals, at an aggregate cost of $141,000.

5.   CONTINGENCIES

     See Item 1 of Part II herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

     Comparison of Quarters Ended September 30, 1997 and 1996

     Net sales decreased $3.5 million or 17.1% as compared to the third quarter of 1996. The decline is primarily attributable to the termination of Company's supply contract with Ford Motor Company in February 1997, and to a lessor extent, lower fiberglass accessory and aftermarket sales. These sales declines were offset by an increase in bedliner sales to other OEM accounts, including distribution revenues.

     Gross profit margin declined from 34.1% in the third quarter of 1996 to 28.6% in the third quarter of 1997. The decline in gross profit margin was due primarily to losses from the Company's fiberglass manufacturing subsidiary ("Tri-Glas"), lower absorption of fixed costs due to lower bedliner volumes and, to a lessor extent, lower average bedliner selling prices. Tri-Glas's losses resulted from a decline in sales of certain higher margin fiberglass accessories and manufacturing inefficiencies.

     Third quarter 1997 selling, general and administrative expenses increased $606,000 or 25.5%. As a percentage of sales, these expenses were 17.6% of sales in 1997, compared to 11.6% of sales in 1996. Selling, general and administrative expenses were higher in 1997 due to legal costs associated with the various legal actions discussed in the Company's 1996 Form 10-K and in Part II, Item 1 herein, and management recruiting costs.

     Amortization was higher due to contingent acquisition consideration paid in 1997, while interest expense was lower as average revolving credit borrowings outstanding were lower.


     Comparison of Nine Months Ended September 30, 1997 and 1996

     Net sales decreased $11.4 million or 16.7% as compared to the nine months ended September 30, 1996. The decline is primarily attributable to the termination of Company's supply contract with Ford Motor Company in February 1997, and to a lessor extent, lower fiberglass accessory and aftermarket sales. These sales declines were offset by an increase in bedliner sales to other OEM accounts, including distribution revenues.

     Gross profit margin declined from 38.8% for the nine months ended September 30, 1996 to 28.9% for the nine months ended September 30, 1997. The decline in gross profit margin was due primarily to losses from Tri-Glas, lower absorption of fixed costs due to lower bedliner volumes, along with higher bedliner raw material costs, and lower average bedliner selling prices. Tri-Glas's losses resulted from a decline in sales of certain higher margin fiberglass accessories and manufacturing inefficiencies.

     Selling, general and administrative expenses were $1.1 million higher for the nine months ended September 30, 1997 versus the nine months ended September 30, 1996. As a percentage of sales, these expenses were 15.1% of sales in 1997 compared to 11.0% of sales in 1996. Selling, general and administrative expenses were higher in 1997 due to legal costs associated with the various legal actions discussed in the Company's 1996 Form 10-K and in Part II, Item 1 herein, additional sales staff added in the second half of 1996, management recruiting costs and marketing costs associated with launching a new bedliner brand.

     Amortization was higher due to contingent acquisition consideration paid in 1997, while interest expense was lower as average revolving credit borrowings outstanding were lower.

     Other Information

     In addition to North America, the Company conducts business through subsidiaries in Mexico and Australia. The Company is in the process of evaluating its international strategy and approach. The Company is considering all aspects of business conducted in Mexico and Australia, including complete audits of the financial statements of these subsidiaries. Sales of these subsidiaries represent approximately 2.9% of total sales. Assets held in Mexico and Australia, which consist of inventory, accounts receivable, machinery and equipment, and cash, represent approximately 1.8% of total assets. At the conclusion of this process, it is possible that the Company's international strategy may be modified, and these subsidiaries may be restructured. In that event, it is possible that assets may be disposed of, written down or written off. The ultimate outcome of these matters, and the potential impact on the financial statements, cannot presently be determined. Accordingly, due to the uncertainty of the outcome of this process, no provisions or reserves for these items have been made in the financial
statements.   The Company expects this process will be completed by December
31, 1997.

     The Company recently received notification from one of the automotive original equipment manufacturers ("OEM") that it expects to begin purchasing bedliners from the Company in early 1998. This additional OEM business, along with new aftermarket business, is expected to increase the Company's 1998 bedliner unit volume by 20%-25% over 1997 unit volumes. Among other actions, the Company has also instituted a comprehensive cost reduction plan and has requoted business which does not meet its profitability requirements. Management will also be implementing a more comprehensive sales enhancement plan during the balance of the year.

     Forward-looking statements herein (including those made in the preceding two paragraphs) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among other factors that could cause results to differ materially are the outcome of the Company's evaluation of its international business strategy, implementation of the Company's cost reduction and sales enhancement plans, changes in consumer preferences, increased competition, and raw material cost increases.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements for its operations are working capital (principally accounts receivable and inventories) and capital expenditures. The Company's capital needs have historically been provided by internally generated cash and through utilization of the Company's revolving credit facility. The Company's net working capital at September 30, 1997 was $13.9 million compared to $10.8 million at December 31, 1996. This increase results primarily from lower accrued interest payable and other liabilities, offset by lower accounts receivable.

     At September 30, 1997, the Company had approximately $83.2 million of outstanding debt, including $80.0 million of senior notes payable and $3.2 million in various notes payable. At September 30, 1997, the Company had no outstanding borrowings under its revolving credit facility.

     The Company's consolidated debt-to-equity ratio was 2.02:1 at September 30, 1997 versus 2.00:1 at December 31, 1996. As of September 30, 1997, the Company had approximately $15.7 million of availability under its revolving credit facility.

     Management believes that funds generated from operations and funds available under the revolving credit facility will be sufficient to satisfy the Company's debt service obligations, working capital requirements and commitments for capital expenditures for at least the next six to twelve months. To the extent available, excess funds will be used to reduce any then outstanding borrowings under the revolving credit facility.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against claims in an amount which it believes to be adequate. The Company believes that it is not presently a party to any such ordinary course litigation the outcome of which would have a material adverse effect on its financial condition or results of operations. Set forth below is an update of material developments in certain non-ordinary course litigation more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

Houska Lawsuit
     On June 5, 1996 a lawsuit, Christopher G. Houska v. Citgo Petroleum Corporation, et al., was filed against the Company and various other defendants in the Missouri Circuit, Twenty-Second Judicial District, St. Louis. See Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, incorporated herein by reference. A June 1, 1998 trial date has been set in this case.

Patent Infringement Lawsuits
     On January 2, 1997, The Colonel's, Inc. filed a lawsuit against the company in the United States District Court for the Eastern District of Michigan. See Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, incorporated herein by reference. A February 2, 1998 trial date has been set in this case.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
                  10.1  Amendment No. 1 to the Amended and Restated Credit
                        Agreement
                  27    Financial Data Schedule (for SEC use only)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PENDA CORPORATION


Date:  November 10, 1997          By: /s/ Jack L. Thompson
                                     -----------------------------------------
                                  Jack L. Thompson
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date:  November 10, 1997          By: /s/ Leo. E. Waner
                                     -----------------------------------------
                                  Leo E. Waner
                                  Vice President - Chief Financial Officer
                                  (Principal Financial and Accounting Officer)