Form 10-K
period 1997-12-31
PENDA CORP
filed 1998-03-30
CIK 921745

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 33-77728

                                PENDA CORPORATION
             (Exact name of registrant as specified in its charter)

       FLORIDA                                          65-0463658
------------------------------------       ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)



                            2344 W. WISCONSIN STREET
                               PORTAGE, WISCONSIN
                                   53901-0449
     -----------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)



                                 (608) 742-5301
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X    No
                      ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ].

At March 15, 1998, the registrant had 1,016,624.2679 shares of $0.01 par value common stock outstanding.



                                 INDEX TO ITEMS
                                                                                                               PAGE
                                                                                                               ----
ITEM 1.  BUSINESS.................................................................................................1

ITEM 2.  PROPERTIES...............................................................................................7

ITEM 3.  LEGAL PROCEEDINGS........................................................................................7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................8

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................................9

ITEM 6.  SELECTED FINANCIAL DATA..................................................................................9

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................10

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................13

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................14

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................34

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................35

ITEM 11.  EXECUTIVE COMPENSATION.................................................................................37

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................40

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................41

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K........................................43

SIGNATURES.......................................................................................................46

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.

     Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with financial covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the ability to obtain additional financing, the Company's ability to meet obligations as they become due, the impact of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to, the impact of leverage, dependence on major customers, reliance on sales of new trucks, fluctuating demand for passenger cars and light trucks, ability to develop complementary products, risks in product and technology development, fluctuating resin prices, competition, litigation, labor disputes, capital requirements, and other risk factors detailed in the Company's Securities and Exchange Commission filings, some of which cannot be predicted or quantified based on current expectations.

     Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, particularly in "Item 1. Business," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

GENERAL

     Penda Corporation (the "Company" or "Penda") is one of the world's largest manufacturers and suppliers of pickup truck accessories serving original equipment manufacturers ("OEMs") and the automotive aftermarket (the "aftermarket"). The Company manufacturers thermoformed high-density polyethylene plastic pickup truck bedliners that are designed to both enhance the vehicle's appearance and help protect truck beds from damage, thereby extending the useful life and increasing the resale value of the pickup truck. The Company also manufactures fiberglass accessory products for pickup trucks, vans, and Class 8 trucks that are sold by truck dealers, specialty automotive stores, other retailers, and OEMs. Other truck accessories including bed mats, tailgate liners, hood protectors, side window air deflectors, cargo tie-downs, toolboxes, and cargo liners designed for sport utility vehicles and other light trucks are also distributed through the Company's OEM and aftermarket distribution systems.

     The Company was formed by the acquisition of substantially all of the assets of the Proprietary Products Division of TriEnda Corporation on March 18, 1994. Effective July 14, 1995, the Company's wholly owned subsidiary, Tri-Glas Corporation ("Tri-Glas") acquired certain of the assets and assumed certain liabilities of VMC Fiberglass Products, Inc. ("VMC").

     The light truck accessory industry, like the North American automotive parts industry, generally is composed of two distinct sectors - the original equipment market and the automotive aftermarket. Management believes that the OEM segment of the industry is benefited by consumers' general preference to purchase significant add-ons at the time they purchase their vehicle. Such purchases allow installation of accessories prior to delivery and before damage to the vehicle occurs. It also permits the buyer to finance accessories with the purchase of the vehicle. Aftermarket sales are generally directed to consumers who purchase in the aftermarket because of the perceived higher cost of OEM accessories, or their desire to engage in "do-it-yourself" installation, or they realize the protective value of bedliners when they see pickup truck bed damage, or they decide to "customize" the appearance of their vehicle after original purchase, or they purchase accessories prior to a planned sale of a used vehicle.

     The Company also distributes pickup truck bedliners in Latin America and Australia through its subsidiaries Penda SA de C.V. and Penda Australia, Limited. These sales represented 3.0% of the Company's net sales in 1997.

PRODUCTS AND MARKETS

     The Company's major product lines are:

     Pickup Truck Bedliners

     Pickup truck bedliners are manufactured for OEMs and the aftermarket. Aftermarket liners carry the "PENDALINER(R) SR(TM) and PENDALINER(R)" brand name, while OEM liners are stamped with the truck manufacturer's name, such as GM, Toyota, or Dodge, in the headwall of the bedliner. The Company manufactures approximately 94 different bedliner models, custom engineered and molded to fit the exact specifications of the truck bed of most models of domestic and foreign pickup trucks. The Company's bedliner sales represented 79% and 78% of the Company's net sales for 1997 and 1996, respectively.

     Pickup Truck Caps

     Pickup truck caps are manufactured primarily for aftermarket customers. Pickup truck caps are fiberglass shells affixed to the truck's bed rail and are designed to enhance the appearance and aerodynamics of the truck, and provide for a secure storage area that protects the truck bed's contents from damage caused by precipitation, sun, and wind. The Company's caps are manufactured from 100% pure polyester reinforced resin and chopped fiberglass, and include a one-piece reinforced fiberglass base rail.

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

     Running Boards

     Running boards are manufactured primarily for aftermarket customers. Running boards are manufactured from 100% pure polyester reinforced resin and chopped fiberglass and provide pickup trucks, vans, and sport utility vehicles with an original equipment look and ground effect styling. The boards are typically sold unpainted to a retailer or vehicle converter who paints and installs the boards for the end user. In December, Tri-Glas introduced a new product, Penda(R) Tri-Step(TM) pony boards (a small running board), available for nationwide distribution, which should further strengthen market penetration in this accessory class.

     Other Light Truck Accessory Products

     Light truck accessories currently being distributed by the Company include the following:

     - Pickup truck bedmats, which are rubber mats designed to protect the floor of pickup truck beds.

     - Hide-A-Hook(R) tie-downs, which utilize a patented design that allows a hook or loop to rotate out of sight when not in use. The Hide-A-Hook(R) tie-down reduces the likelihood of pickup truck cargo movement in the bed of the pickup.

     - Hood protectors, which deflect insects, gravel and other debris away from the vehicle and protect the hood and windshield of pickup trucks and sport utility vehicles from nicks and chips.

     - Side Window Air Deflectors, which reduce wind noise and permit a supply of fresh air in all kinds of weather.

     - Penda(R) Elite(TM) Tool Boxes, which can hold tools and other items, fit in the bed of a pickup truck, have metal framing for strength and durability, and are available with accessories to increase utility.

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

SIGNIFICANT CUSTOMERS

     Sales to Chrysler Motor Corporation and Toyota Motor Corporation were approximately 21% and 11% of consolidated net sales in 1997, respectively. No other customer accounted for more than 10% of consolidated net sales and the Company is not otherwise dependent upon a single or a few customers, the loss of which would have a materially adverse effect on the Company. In February 1997, the Company's contract to supply bedliners and other accessory products to Ford Motor Company was terminated. The Company's sales to Ford Motor Company represented 21%, 17% and 19% of net sales for the years ended December 31, 1996 and 1995, and the period from March 18, 1994 to December 31, 1994, respectively.

COMPETITION

While the light truck accessories industry is highly fragmented, competition within specific product categories, such as bedliners, is frequently concentrated among a small number of suppliers. For example, management believes that the Company and its principal competitor share approximately 72% of the total bedliner market, with other known competitors accounting for the balance. Competition in the industry is based primarily on brand name recognition, delivery, price, quality, and service.

PRODUCT DESIGN AND DEVELOPMENT

     Development of product enhancements and new products is managed by design engineering teams who generally begin the product development process by identifying marketing needs and conceptualizing product ideas through regular meetings among members of the Company's design engineering and senior management teams. The Company's engineering staff assesses feasibility, manufacturing cost parameters, and lead times and uses a computer assisted design system to preview aspects of design and performance prior to production. The Company has recently introduced a new and improved Pendaliner SR(TM) bedliner that protects the cargo and the truck bed, a shippable running board product, the Tri-Step(TM) Series, and Hide-A-Hook(R) tie-downs in black as well as the previously available stainless steel.

BACKLOG ORDERS

     A sales backlog is maintained, however, sales orders are generally filled in less than one month.

MANUFACTURING

     The Company's bedliner manufacturing operations include the in-house extrusion of plastic resins into high-density polyethylene heavy gauge sheets. The Company then molds the polyethylene sheets into the shape of a pickup truck bed through the use of a vacuum-forming process. High quality material is required to assure the fit and durability of the Company's bedliners. The Company uses virgin resin pellets mixed with regrind materials. Pellets and regrind materials are heated and, after melting, are squeezed between a series of rolls. The resulting sheets of plastic are cooled before thermoforming and a computer scans the materials for gauge uniformity.

     The Company's fiberglass manufacturing operations are done by using production molds to laminate fiberglass into the various product shells. Only 100% pure polyester reinforced resin and fiberglass materials are used to provide superior structural strength versus competitive products that use less resin and add a filler material. After initial lamination, cardboard honeycomb material, wood or steel reinforcements are added for structural strength. The product is then laminated a second time to stiffen and strengthen the reinforcement material. The edges are trimmed and the product is hand sanded to a smooth finish. Finally, if applicable, the product is given an automotive paint finish.

     In addition to manufactured items, the Company also purchases certain accessory products from independent manufacturers. The Company works closely with each supplier to ensure that product quality meets the Company's and its customers' requirements.

MARKETING

     As part of the Company's marketing program to assist OEM truck dealers and aftermarket distributors, the Company (i) provides dealers and distributors with product pamphlets, sample materials, sales and installation training videos, point-of-sale displays, and special promotional brochures; (ii) attends trade shows and places advertisements in key trade journals; (iii) conducts advertising campaigns in light truck enthusiast magazines and general consumer interest magazines; (iv) advertises on national network radio; (v) sponsors a NASCAR Craftsman Series Truck racing team; (vi) conducts periodic promotional campaigns to provide additional incentives to dealer and distributor sales personnel as well as end consumers; (vii) maintains a customer service/telemarketing department to promptly respond to customer needs and orders; (viii) holds periodic training sessions and sales meetings, attended by senior management and manufacturing personnel, in order to better educate its distributors and dealers with respect to the design, manufacture, and quality of the Company's products; and (ix) conducts ongoing surveys to determine customer satisfaction. The Company's sales representatives are also extensively trained on quality issues and the manufacture, distribution, features, benefits, and installation of the Company's products.

     On December 8, 1997, the Company launched its Penda Protection Pro - a new dealer and warehouse distributor marketing program. The Program is designed to build customer loyalty and to add value to the aftermarket customers who handle the Company's product. The Program provides customer training, point-of-sale materials, locator `1-800-22-PENDA' services, a premium point program, and other advertising support. The Company has been encouraged by the favorable trade response.

DISTRIBUTION

     Bedliners and Light Truck Accessory Products

     The Company's OEM distribution systems provide direct access to over 10,000 light truck dealers located throughout the United States and Canada. The Company's OEM sales representatives and dedicated telemarketing personnel maintain regular contact with the Company's dealer customer base and use computerized on-line inventory management systems to ensure quick, accurate price quotes, and on-time shipments. Once a sale has been completed, the Company's management information systems are used to provide billing information to the OEM, which is in turn responsible for actual dealer billing and collection. This direct OEM billing reduces the credit risks to the Company that would result from having numerous dealer accounts receivable. The Company uses a network of 37 distribution locations located throughout the United States and Canada to receive, store, and deliver products to OEM dealers. The Company's bedliners and other automobile accessory products are distributed to the aftermarket through approximately 80 distributors in the United States and Canada. These distributors are called upon by the Company's regional sales representatives, each of whom is responsible for assisting the Company's distributors in increasing sales. Aftermarket bedliners and other products are stored in the Company's manufacturing and warehouse facilities pending shipment to the distributor, which is made by common carrier generally within 48 hours of order receipt. International shipments are made from the Company's Portage, Wisconsin and Toluca, Mexico facilities as well as from a contractor's Victoria, Australia facilities to distributors in South America, Mexico and Australia.

     Pickup Truck Caps, Tonneau Covers and Running Boards

     These products are sold through the Company's sales representatives and telemarketing staff. These sales representatives and telemarketers call upon current and potential customers and are responsible for assisting the Company's customers in increasing their sales. These products are manufactured at Tri-Glas's manufacturing facility in Daleville, Alabama. Truck caps and running boards are distributed predominately to aftermarket customers in the south central and southeastern regions of the United States. Tonneau covers are also manufactured for OEM customers.

     Van Tops and Class 8 Truck Parts

     After being manufactured at Tri-Glas, van tops are distributed to custom van converters located throughout the United States. The Class 8 truck parts are delivered to OEM's freight carrier who ships them to the OEM's manufacturing locations. Tri-Glas' staff works closely with these customers to ensure on-time delivery of these products, which is critical to the customer's success.

QUALITY CONTROL

     As a result of the Company's commitment to quality, both Penda and Tri-Glas have received a number of OEM supplier awards. The criteria for these awards generally include quality, cost control, reliability of delivery, new technology implementation, and overall management excellence. Management attributes the quality of the Company's products to its strict adherence to comprehensive statistical process control systems that streamline the Company's ability to regularly inspect product runs for manufacturing defects, as well as its implementation of a Total Quality Management ("TQM") philosophy that emphasizes the prevention, rather than detection, of non-conforming materials. The Company offers a limited lifetime warranty on all products. Warranty claims to date have been minimal.

     On August 23, 1996, the Company's bedliner manufacturing operation received "QS 9000" certification. This certification is the automotive industry's quality standard. This standard is identical to ISO 9000 except that it requires that approximately 100 additional quality standards be met. All of the OEMs have required QS 9000 certification as a condition to being an OEM supplier after 1997.

TRADEMARKS AND PATENTS

     The Company has registered its Penda(R), PENDALINER(R), Tri-Glas(R), and other trademarks with the United States Patent and Trademark Office. In addition, the Company holds several patents covering truck bedliners, pickup truck caps, pickup truck sleepers, running boards, van tops, and other accessories, none of which expire earlier than 2003. Since the Company believes that it is an innovator of designs, it is the Company's policy to apply for design and utility patents on those product designs which management believes may be of significance to the Company. Management believes that the Company's success also depends on its skills in marketing, distribution, and manufacturing in addition to the patented features of its bedliners and other light truck accessory products.

RAW MATERIALS

     The primary raw materials used in the manufacture of the Company's products are polyethylene and polyester plastic resins and chopped fiberglass. The raw materials required by the Company are obtained from regular commercial sources of supply and, in most cases, multiple sources. The capacity, supply, and demand for plastic resins and fiberglass are subject to cyclical and other market factors. Under normal conditions, there is no difficulty in obtaining requirements at competitive prices. In addition, no shortages have been experienced by the Company in obtaining its required raw materials. However, the Company has no contractual assurances with respect to the availability or pricing of its required raw materials and future shortages of raw materials could, therefore, have a material adverse effect on the Company's business.

EMPLOYEES

     At December 31, 1997, the Company had approximately 460 full-time personnel. None of the Company's employees are subject to collective bargaining agreements. The Company has not experienced any work stoppages and management considers its employee relations to be good.

ENVIRONMENTAL REGULATION

     The Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage, and disposal of certain materials, substances, and wastes. To the Company's knowledge, the Company's operations are in substantial compliance with the terms of all applicable environmental laws and regulations as currently interpreted. In addition, to the Company's knowledge, there are no existing or potential environmental claims against the Company, nor has the Company received any notification or knowledge of any allegation of any actual, or potential responsibility for, or any inquiry or investigation regarding, any disposal, release, or threatened release at any location of any hazardous substance generated or transported by the Company.

ITEM 2.  PROPERTIES

     Penda owns a 240,000 square-foot manufacturing, warehouse, and corporate administrative office facility located on 19 acres in Portage, Wisconsin. Penda leases a warehouse in Toluca, Mexico and an unused 52,320 square foot building on 8.9 acres in Platteville, Wisconsin. Tri-Glas owns a 14 acre manufacturing facility in Daleville, Alabama. Tri-Glas leases its administrative offices and maintenance facilities which are located across the street from the manufacturing facility. Management believes that these facilities are sufficient to support future expansion that may be required to meet increases in sales volume for the near term.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against claims in an amount which it believes to be adequate. The Company believes that it is not presently a party to any such ordinary course litigation the outcome of which would have a material adverse effect on its financial condition or results of operations. Set forth below is an update of material developments in certain non-ordinary course litigation more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 and Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

PATENT INFRINGEMENT LAWSUITS

     On January 2, 1997, The Colonel's, Inc. filed a lawsuit against the Company in the United States District Court for the Eastern District of Michigan. See
Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, incorporated herein by reference. In November 1997, the Company reached a settlement with The Colonel's, Inc. Under the settlement, the Company and The Colonel's, Inc. entered into a cross-license agreement whereby the Company granted The Colonel's, Inc. a license to practice certain of the portions of one of the Company's patents and the Company received a license to practice one of The Colonel's, Inc.'s patents. Pursuant to the cross-license agreement, The Colonel's, Inc. agreed to pay the Company royalties and made a one-time payment of $150,000 to the Company, of which $50,000 was applied against the first year's royalties.

LITIGATION WITH FORMER EXECUTIVE OFFICER

     In 1997, the Company was sued by a former executive officer in a lawsuit styled Daniel E. Braun v. Penda Corporation, filed in the Circuit Court for Columbia County, Wisconsin. See Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997, and Part II,
Item 1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 incorporated herein by reference. This case was settled on December 23, 1997. Under the terms of the settlement, the Company purchased 16,007.5 shares of the Company's common stock from the former officer, all stock options held by the former officer were canceled, and the lawsuit dismissed in exchange for aggregate consideration of $850,000.

CLASS ACTION LAWSUITS

     The Company, along with various other manufacturers of pickup truck bedliners, is a defendant in certain class action lawsuits. See Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, incorporated herein by reference. The plaintiffs in these lawsuits allege that the bedliners manufactured by the defendants are defective and unreasonably dangerous because they allegedly prevent the discharge of static electricity which can accumulate on or in portable fuel containers, thereby creating the potential for fire or explosion. Settlement discussions are continuing in connection with this lawsuit. In the event that settlement discussions terminate, the Company intends to vigorously defend these lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for the Company's common stock. As of March 18, 1998, 34 persons held the Company's 1,016,624.2679 outstanding shares of common stock. The Company has not paid dividends since its inception and has no intention to pay dividends for the foreseeable future.

     On October 31, 1997, the Company sold an aggregate of 30,813 shares of common stock to Mr. Jack L. Thompson, President, Chief Executive Officer, and Director, and to Mr. Leo E. Waner, Vice President and Chief Financial Officer for $ $374,994.21 in connection with their initial employment by the Company. On December 31, 1997, the Company sold 8216.9269 shares of common stock to Mr. Jeffery G. Rastocan, Vice President - Sales & Marketing, for $ 100,000.00. These stock sales were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected income statement data for the years ended December 31, 1997, 1996, and 1995 and for the period from March 18, 1994 through December 31, 1994, and the selected balance sheet data as of December 31, 1997, 1996, and 1995 were derived from the audited consolidated financial statements of the Company. The selected historical income statement data for the period from January 1, 1994 through March 17, 1994 and for the year ended December 31, 1993, and the selected historical balance sheet data as of March 17, 1994 and December 31, 1993, were derived from the audited financial statements of the Company's predecessor - the Proprietary Products Division of TriEnda Corporation ("Predecessor"). The following data should be read in conjunction with the audited financial statements and related notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                                  INCOME STATEMENT DATA
                                     (IN THOUSANDS EXCEPT PER SHARE AND RATIO DATA)
-------------------------------------------------------------------------------------------------------------------------
                                                      COMPANY                                       PREDECESSOR
                           ---------------------------------------------------------------  -----------------------------
                             YEAR ENDED        YEAR ENDED      YEAR ENDED       3/18/94-        1/1/94-       YEAR ENDED
                              12/31/97          12/31/96        12/31/95       12/31/94        3/17/94         12/31/93
                           ---------------  ----------------  -------------  -------------  -------------  --------------
Net Sales .................   $   73,860        $   89,353      $   74,822     $   56,160     $  12,434        $  52,438
Income/(Loss) Before
Income Taxes (1) ..........   $   (6,218)           11,969           6,923          9,585         2,857           13,169

Net Income/(Loss) (1) .....   $   (4,888)            7,214           3,848          5,858           N/A              N/A
Net Income/(Loss) Per
Common Share
          Basic               $    (4.89)       $     7.22      $     3.85     $     5.86           N/A              N/A
          Diluted             $    (4.89)       $     7.20      $     3.85            N/A           N/A              N/A

Ratio of Earnings to Fixed
Charges (2) ...............          0.3               2.3             1.7            2.4          21.6             11.0


                                                   BALANCE SHEET DATA
-------------------------------------------------------------------------------------------------------------------------
                                                      COMPANY                                         PREDECESSOR
                           ---------------------------------------------------------------  -----------------------------
                                                    DECEMBER 31,                              MARCH 17,     DECEMBER 31,
                           ---------------------------------------------------------------  -----------------------------
                                1997              1996                1995           1994        1994           1993
                           -----------------------------------------------------------------------------------------------
Total Assets.............     $   136,382       $  142,029      $   139,137    $   122,431    $   18,881    $   17,649

Long-Term Debt...........     $    83,129       $   83,743      $    92,140    $    80,000            --            --

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion, which relates to the three years ended December 31, 1997, should be read in conjunction with the selected financial data, the Company's consolidated financial statements, and related notes:

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1997

     OVERVIEW: During 1997, the Company, experienced significant changes in sales, personnel and direction precipitated by the February 1997 loss of the Ford OEM contract. The Company incurred $4.7 million of one-time expenses including legal/litigation expenses of $1.7 million, Mexican/Australian write downs of $1.1 million, settlement with a former chief executive of $655,000, and consulting and executive search fees of $755,000. Management believes that these one time expenses, in conjunction with aggressive cost reduction actions and market programs, position the Company to achieve improved operating results in 1998.

     NET SALES: Net sales decreased $15.5 million, or 17.3%, from $89.4 million in 1996 to $73.9 million in 1997. The decrease resulted from lower OEM bedliner unit sales (down 28.6%), lower fiberglass accessory and aftermarket sales (down 21.3%), and continued erosion in overall OEM and aftermarket bedliner pricing (down 2.6%). Fiberglass running board production was curtailed due to the 1996 fire at the Tri-Glas manufacturing facility and was not fully restored until late in the third quarter of 1997. New management has pursued marketing strategies to recover the lost Ford volume through dealer-direct programs and new aftermarket customer conquests. In addition, in December 1997, the Company secured a General Motors supply agreement.

     COST OF GOODS SOLD AND GROSS PROFIT: Cost of sales decreased $1.8 million, or 3.2% from $56.5 million in 1996 to $54.7 million in 1997. Gross profit decreased $13.6 million, or 41.7% from $32.8 million in 1996 to $19.2 million in 1997. Gross profit margins declined from 36.8% in 1996 to 25.9% for 1997 These declines were primarily due to the decrease in the Company's sales. The decline in gross profit margin can be partially attributed to higher fixed costs as a percent of sales due to lower production and shipping volumes and asset write downs in Mexico and Australia. Partially offsetting the decline in gross profit margin was lower resin prices and reduced head count. In an effort to improve gross profit margin, prior management's capital, operational, and business commitments were significantly curtailed and in the fourth Quarter 1997 management instituted comprehensive cost improvement programs in its offices and manufacturing plants.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling costs increased $900,000, or 21.1% from $4.1 million in 1996 to $5.0 million in 1997, primarily due to increased advertising and hiring of additional sales associates in the fourth quarter 1997 in preparation for a new aftermarket program launch in December. As a percentage of sales, selling expenses increased from 4.6% in 1996 to 6.8% in 1997 due both to the increase in selling expenses and the decrease in sales volume. General and administrative expenses increased $3.3 million, or 77.8% from $4.1 million in 1996 to $7.4 million in 1997. This increase reflected $1.7 million of legal expenses associated with the Company's class action litigation, a successful patent infringement suit with a competitor, and litigation with the Company's former chief executive officer. The Company also changed its independent auditors, conducted a strategic marketing study, conducted two executive searches and retained business process consultants to improve operational efficiencies ($755,000).

     LEGAL SETTLEMENT: The Company's 1997 results also reflect a one-time charge of $655,000 associated with its legal settlement with its former chief executive officer.

     OPERATING INCOME: As a result of the foregoing items, operating income decreased $18.6 million or 86.1% from $21.6 million in 1996 to $3.0 million in 1997.

     INTEREST EXPENSE: Interest expense decreased from $9.5 million in 1996 to $9.1 million in 1997, or 4.5% due primarily to lower average outstanding borrowings.

     OTHER (INCOME) EXPENSE, NET: Other expense, net was $133,823 in 1997 compared to $83,504 in 1996 due primarily to the receipt of the final Tri-Glas fire insurance reimbursement of $292,000.

     INCOME TAX EXPENSE: The effective income tax rates for 1997 and 1996 were (21.4%) and 39.7%, respectively. The reduction in tax rates for 1997 resulted from an increase in the valuation allowance of $1.2 million due to uncertainties related to the realization of foreign and certain state operating loss carry-forwards. Management will file for income tax refunds in excess of $3.1 million in 1998.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1996

     Net sales increased $14.5 million or 19.4%. Contributing to the increase in sales was a full year of Tri-Glas results (acquired July 14, 1995) which represented $8.0 million of the increase. Bedliner sales increased 9.6% due to a 3% increase in market penetration, higher OEM bedliner sales relating to new pickup truck introductions, and a 0.3% increase in average selling prices.

     Cost of sales increased $8.8 million or 18.5% and gross profit increased $5.7 million or 21.0%. Gross profit margin was 36.8% in 1996 versus 36.3% in 1995. Raw material costs in bedliner manufacturing were lower due to favorable resin prices in the first two quarters of 1996 and the Company's continuous effort to achieve manufacturing efficiencies. Offsetting these gains in gross profit margin is the impact of a full year of Tri-Glas sales. Tri-Glas' gross profit is significantly less than Penda's since the fiberglass truck accessories market is very price sensitive.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements for its operations are working capital (principally inventory and accounts receivable) and capital expenditures. In addition, the Company has annual note payments of $400,000 and semi-annual interest (only) payments due on its unsecured 10.75% Senior Notes due in 2004 ("Notes") and, if used, quarterly payments due on its revolving Credit Facility. The Company's working capital at December 31, 1997 was $13.8 million compared to $11.0 million at December 31, 1996.

     The Company's revolving credit facility ("Credit Facility") with Banque Nationale de Paris provides for borrowings of up to $18.0 million, consisting of
(i) a $13.0 million revolving credit facility with available borrowings based on the Company's eligible accounts receivable and inventory, and (ii) an over-advance facility of $5 million, which will decrease by $1.5 million on July 14, 1998. Borrowings under the Credit Facility (i) bear interest at either 2.5% above the lender's eurodollar rate or 1.0% above the lender's base rate, (ii) are secured by a first priority lien on all inventory, accounts receivable and other current assets of the Company, and (iii) mature on March 31, 1999. As of February 28, 1998, the Company had outstanding borrowings of $1,000,000 and $14.8 million borrowing ability available under the Credit Facility.

     Pursuant to the Credit Facility, the Company will pay an unused facility fee equal to 0.5% per annum on the average daily amount of the unused portion of the facility, payable quarterly, during the revolving period. The Credit Facility also contains (i) customary financial covenants, (ii) limitations on indebtedness, liabilities and liens, (iii) limitations on distributions, dividends, redemptions, prepayments of other indebtedness and other restricted payments, (iv) limitations on mergers and purchases and sales of assets, (v) limitations on payments to and transactions with affiliates, (vi) limitations on loans, investments and guarantees, (vii) prohibitions of any "Change of Control" or change in the Company's business, and (viii) limitations on amendments to the Company's articles of incorporation, bylaws and Notes. During 1997 the Company sought and obtained an Amendment to and a Waiver of the terms and conditions of the Credit Facility for 1997.

     Net cash provided by operating activities for the year ended December 31, 1997 was approximately $5.1 million compared to $12.3 million for the year ended December 31, 1996. The difference between the Company's 1997 operating cash flow and its net loss of $4.9 million was primarily attributable to $6.7 million of depreciation and amortization, a $3.3 million reduction in account receivables and a $1.3 million reduction in inventories, partially offset by $3.2 million of refundable income taxes and a $1.3 million decrease in accounts payable.

     Net cash used in investing activities was $2.1 million in 1997, compared to $2.3 million in 1996. The Company's 1997 investing cash flow reflected $2.0 million of earn out payments related to the Company's March 1994 purchase of the Predecessor and $500,000 of capital expenditures (principally associated with internal and external tooling costs for molds development, plastics and fiberglass production equipment, and capitalized leases for material handling equipment).

     Net cash used in financing activities was $500,000 in 1997 compared to $8.5 million in 1996 reflecting $600,000 of indebtedness payments and $300,000 of stock repurchases, partially offset by $500,000 of proceeds of stock sales.

     Although the Company has no capital commitments for 1998, the Company is currently budgeting. approximately $2.5 million primarily for production machinery, equipment and tooling. Management believes that funds generated from operations and funds available under the Credit Facility will be sufficient to satisfy the Company's debt service obligations, working capital requirements and commitments for capital expenditures through at least 1998, but that any significant acquisitions by the Company would generally require additional financing. There can be no assurance that such acquisition financing will be available to the Company on satisfactory terms.

YEAR 2000 COMPLIANCE

     During 1997, management undertook significant efforts to make the Company's information systems "Year 2000 Compliant". While the Company's critical systems are now substantially compliant with the requirements of the Year 2000, continued efforts are underway to bring user-based, ad hoc personal computing tools, certain CNC (Computer Numerical Control) equipment, and other data capture/retrieval systems into compliance. The Company plans to make all of its computer systems "Year 2000 Compliant" during 1998. The additional expense is expected to be less than $100,000. Efforts are also in process to confirm that principal vendors, customers, and business affiliates are also prepared and can confirm their situation to the Company in an appropriate fashion.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF PENDA CORPORATION

Report of Ernst & Young, LLP, independent auditors                           15

Reports of Coopers & Lybrand, LLP, independent accountants                   16

Consolidated Balance Sheets as of December 31, 1997 and 1996                 18

Consolidated Statements of Operations for the years ended December 31,
1997, 1996, and 1995                                                         20

Consolidated Statements of Changes in Shareholders' Equity for the years
ended December 31, 1997, 1996, and 1995                                      21

Consolidated Statements of Cash Flows for the years ended December 31,
1997, 1996, and 1995                                                         22

Notes to Consolidated Financial Statements                                   23


FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts                              33

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors
Penda Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of Penda Corporation and Subsidiaries (the Company) as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1997, listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 1996 and 1995, were audited by other auditors, whose report dated February 24, 1997, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






Ernst & Young, LLP
Milwaukee, Wisconsin
March 12, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareholders and Board of Directors
Penda Corporation and Subsidiaries
Portage, Wisconsin

We have audited the accompanying consolidated balance sheet of Penda Corporation and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of Penda Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penda Corporation and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Coopers & Lybrand, LLP
Milwaukee, Wisconsin
February 27, 1997

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board of Directors of Penda Corporation and Subsidiaries

Our report on the consolidated financial statements of Penda Corporation and Subsidiaries for the years ended December 31, 1996 and 1995 is included in the Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule for the years ended December 31, 1996 and 1995, listed in the index of this Form 10-K.

In our opinion, the consolidated financial statements schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand, LLP
Milwaukee, Wisconsin
February 27, 1997

                       Penda Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                                   DECEMBER 31
                                                                             1997              1996
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $       4,459,578   $    1,969,818
   Accounts receivable, less allowance for doubtful accounts of
     $470,134 in 1997 and $75,000 in 1996                                      9,536,514       13,276,729
   Inventories (Note 2)                                                        4,941,257        6,230,215
   Refundable income taxes                                                     3,173,000           11,000
   Deferred income taxes                                                         539,000          328,000
   Other                                                                         145,092          387,144
                                                                       ------------------------------------
Total current assets                                                          22,794,441       22,202,906



Property, plant and equipment:
   Land and improvements                                                         734,872          731,782
   Buildings and improvements                                                  7,078,930        6,958,971
   Machinery and equipment                                                    18,597,878       17,920,550
   Furniture and Fixtures                                                      1,242,134        1,337,695
   Construction in progress                                                      537,904          924,404
                                                                       ------------------------------------
                                                                              28,191,718       27,873,402
   Less accumulated depreciation                                               8,959,614        5,541,305
                                                                       ------------------------------------
Net property, plant and equipment                                             19,232,104       22,332,097

Goodwill and other intangible assets, net                                     93,834,032       96,888,690
Other assets                                                                     521,577          605,763
                                                                       ------------------------------------
Total assets                                                           $     136,382,154   $  142,029,456
                                                                       ====================================


                       Penda Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                                   DECEMBER 31
                                                                             1997              1996
                                                                       ------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $    2,890,610    $   4,183,314
   Accrued interest                                                            2,926,667        2,951,937
   Acquisition earnout payable                                                         -        2,000,000
   Employee compensation                                                         880,862        1,316,542
   Current maturities of long-term debt                                          631,327          613,600
   Other accrued liabilities                                                   1,635,974          109,582
                                                                       ------------------------------------
Total current liabilities                                                      8,965,440       11,174,975


Long-term debt                                                                82,497,852       83,129,176
Deferred income taxes                                                          7,639,000        5,776,000
                                                                       ------------------------------------
Total liabilities                                                             99,102,292      100,080,151

Commitments and contingencies (Notes 6 and 14)

Shareholders' equity:
   Common stock, $.01 par value, 5,000,000 shares authorized,
     1,016,624 and 998,042 shares issued and outstanding, respectively            10,166            9,980
   Additional paid-in capital                                                 24,989,952       24,851,294
   Retained earnings                                                          12,031,890       16,920,212
   Cumulative foreign currency translation adjustments                           247,854          167,819
                                                                       ------------------------------------
Total shareholders' equity                                                    37,279,862       41,949,305
                                                                       ------------------------------------
Total liabilities and shareholders' equity                                $  136,382,154    $ 142,029,456
                                                                       ====================================

See accompanying notes.

                       Penda Corporation and Subsidiaries

                      Consolidated Statements of Operations


                                                                      YEAR ENDED DECEMBER 31
                                                              1997              1996             1995
                                                        ----------------------------------------------------
Net sales                                                   $73,860,089       $89,353,487      $74,821,818
Cost of sales                                                54,699,227        56,515,239       47,675,318
                                                        ----------------------------------------------------
Gross profit                                                 19,160,862        32,838,248       27,146,500

Selling expenses                                              4,986,343         4,117,664        3,536,641
General and administrative expenses                           7,359,640         4,139,091        4,203,890
Legal settlement with former executive officer                  655,195                 -                -
Amortization                                                  3,152,840         3,011,948        2,803,061
                                                        ----------------------------------------------------
Operating income                                              3,006,844        21,569,545       16,602,908

Interest expense                                              9,091,343         9,516,862        9,606,971
Other expense, net                                              133,823            83,504           72,997
                                                        ----------------------------------------------------
Income (loss) before income taxes                            (6,218,322)       11,969,179        6,922,940

Provision (benefit) for income taxes                         (1,330,000)        4,755,000        3,075,000
                                                        ----------------------------------------------------
Net income (loss)                                           $(4,888,322)      $ 7,214,179      $ 3,847,940
                                                        ====================================================

Earnings (loss) per share of common stock:
   Basic                                                         $(4.89)            $7.22            $3.85
   Diluted                                                       $(4.89)            $7.20            $3.85

See accompanying notes.

                       Penda Corporation and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity


                                                                                                         Cumulative
                                                                                                           Foreign
                                                    Common Stock             Additional                    Currency
                                            ---------------------------      Paid-in       Retained     Translation
                                                Shares         Amount         Capital       Earnings      Adjustment      Total
                                            ----------------------------------------------------------------------------------------
Balances at December 31, 1994                   1,000,000       $10,000    $24,990,000     $ 5,858,093       $      -   $30,858,093
   Purchase and retirement of common stock           (292)           (3)       (20,444)              -              -       (20,447)
   Foreign currency translation adjustment              -             -              -               -         53,283        53,283
   Net income                                           -             -              -       3,847,940              -     3,847,940
                                            ----------------------------------------------------------------------------------------
Balances at December 31, 1995                     999,708         9,997     24,969,556       9,706,033         53,283    34,738,869
   Purchase and retirement of common stock         (1,666)          (17)      (118,262)              -              -      (118,279)
   Foreign currency translation adjustment              -             -              -               -        114,536       114,536
   Net income                                           -             -              -       7,214,179              -     7,214,179
                                            ----------------------------------------------------------------------------------------
Balances at December 31, 1996                     998,042         9,980     24,851,294      16,920,212        167,819    41,949,305
   Purchase and retirement of common stock        (20,448)         (204)      (335,946)              -              -      (336,150)
   Issuance of common stock                        39,030           390        474,604               -              -       474,994
   Foreign currency translation adjustment              -             -              -               -         80,035        80,035
   Net loss                                             -             -              -      (4,888,322)             -    (4,888,322)
                                            ----------------------------------------------------------------------------------------
Balances at December 31, 1997                   1,016,624       $10,166    $24,989,952     $12,031,890       $247,854   $37,279,862
                                            ========================================================================================



See accompanying notes.

                       Penda Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                          YEAR ENDED DECEMBER 31
                                                                   1997             1996            1995
                                                             --------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                               $ (4,888,322)  $    7,214,179   $    3,847,940
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                  3,494,807        3,059,949        1,880,900
     Amortization                                                  3,152,840        3,011,948        2,803,061
     (Gain) loss on sale of assets                                    40,991           80,599         (204,485)
     Gain on insurance claims received                              (298,440)        (485,853)               -
     Assets written off                                                    -                -          200,538
     Deferred income taxes                                         1,652,000        2,216,000        2,048,000
     Provision for doubtful accounts                                 395,134          (46,421)         (13,238)
     Changes in assets and liabilities, net of effects from
       purchase of business assets:
         Accounts receivable                                       3,345,081       (4,716,079)        (686,097)
         Inventories                                               1,288,958          (55,266)      (1,268,290)
         Refundable income taxes                                  (3,162,000)         832,000         (843,000)
         Accounts payable                                         (1,292,704)         743,076       (1,912,507)
         Accrued interest                                            (25,270)         (85,403)         166,866
         Other                                                     1,398,803          548,844         (213,876)
                                                             --------------------------------------------------
Net cash provided by operating activities                          5,101,878       12,317,573        5,805,812

INVESTING ACTIVITIES
Purchase of business assets                                       (2,000,000)      (1,000,000)      (8,353,261)
Capital expenditures                                                (501,192)      (2,056,300)      (7,753,808)
Proceeds from sale of property, plant and equipment                   65,387          200,892          946,350
Proceeds from insurance claims                                       298,440          556,353                -
Purchase of patent                                                         -                -         (178,089)
                                                             --------------------------------------------------
Net cash used in investing activities                             (2,137,365)      (2,299,055)     (15,338,808)

FINANCING ACTIVITIES
Net proceeds (payments), revolving credit borrowings                       -       (9,900,000)       9,900,000
Payments on note payable                                            (400,000)        (240,000)               -
Proceeds from sale/leaseback                                               -        1,940,000                -
Payments on capital leases                                          (213,597)        (197,224)               -
Purchase of common stock                                            (336,150)        (118,279)         (20,447)
Issuance of common stock                                             474,994                -                -
                                                             --------------------------------------------------
Net cash (used in) provided by financing activities                 (474,753)      (8,515,503)       9,879,553
                                                             --------------------------------------------------

Net increase in cash and cash equivalents                          2,489,760        1,503,015          346,557
Cash and cash equivalents at beginning of year                     1,969,818          466,803          120,246
                                                             ==================================================
Cash and cash equivalents at end of year                        $  4,459,578   $    1,969,818   $      466,803
                                                             ==================================================

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Penda Corporation (the Company) is one of the world's largest manufacturers and suppliers of pickup truck accessories serving original equipment manufacturers
(OEMs) and the automotive aftermarket, principally in the United States and Canada. The Company manufactures thermoformed high-density polyethylene plastic pickup truck bedliners that are designed to both enhance the vehicle's appearance and help protect truck beds from damage, thereby extending the useful life and increasing the resale value of the pickup truck. The Company also manufactures fiberglass accessory products for pickup trucks, vans, and Class 8 trucks that are sold by truck dealers, specialty automotive stores, other retailers and OEMs. Other truck accessories designed for sport utility vehicles and other light trucks are also distributed through the Company's OEM and aftermarket distribution systems. The Company has manufacturing facilities in Portage, Wisconsin and Daleville, Alabama, a sales office in Mexico, and a manufacturing agreement with a contractor in Australia.

CONSOLIDATION AND BASIS OF PRESENTATION

The Company's consolidated financial statements include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates have been made by management with respect to the possible outcome of outstanding litigation and inventory obsolescence. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

All highly liquid investments, generally with a maturity of three months or less when purchased, are considered to be cash equivalents. Cash equivalents, consisting principally of money market funds, are considered to be "available-for-sale" for financial reporting purposes.

INVENTORY VALUATION

Inventories are valued at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from 3 to 10 years for machinery and equipment and furniture and fixtures, and 8 to 40 years for buildings and improvements.

GOODWILL AND OTHER INTANGIBLE ASSETS

The cost of goodwill and other intangible assets is amortized on a straight-line basis over the estimated periods ranging from 5 to 40 years. The realizability of goodwill and other intangible assets is evaluated periodically as events or circumstances indicate a possible impairment. Such evaluations are based on various analyses, including cash flow and profitability projections, to determine the ability of the Company to recover its carrying amounts. The analyses necessarily involve significant judgment to evaluate the capacity of acquired businesses to perform within projections.

REVENUE RECOGNITION

The Company recognizes revenue upon shipment of product to the customer.

ADVERTISING COSTS

Advertising costs are expensed when the initial advertisement occurs. Total advertising expense was approximately $2,066,000, $1,102,000, and $871,000 in 1997, 1996, and 1995, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred and were $591,000, $728,000, and $439,000 in 1997, 1996, and 1995, respectively.

FOREIGN CURRENCY TRANSLATION

Prior to January 1, 1997, the functional currency of the Company's Mexican subsidiary was the Mexican peso; accordingly, assets and liabilities were translated using the current exchange rate and the income statement was translated using the weighted average exchange rate for the year. Resulting translation adjustments were recorded directly to a separate component of shareholders' equity.

As a result of changes in its operations, the Company has determined that the U.S. dollar is the functional currency of its Mexican subsidiary. The change in functional currency required the application of the current rate translation method, wherein all assets and liabilities are translated using the quoted period-end exchange rate and all revenues are translated at the average rate of exchange in effect during the period.

The functional currency of the Company's Australian subsidiary is the Australian dollar; accordingly, assets and liabilities are translated using the current exchange rate and the income statement is translated using the weighted average exchange rate for the year. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. All earnings (loss) per share amounts for all periods have been restated to conform to SFAS No. 128 requirements. The numerator for the calculation of basic and diluted earnings (loss) per share is net income (loss). The denominator is computed as follows:

                                                                     1997            1996          1995
                                                               --------------------------------------------
Denominator for basic earnings (loss) per share - weighted
   average shares                                                  1,000,436        998,614        999,875
Employee stock options (treasury stock method)                             -          3,402            652
                                                               --------------------------------------------
Denominator for diluted earnings (loss) per share                  1,000,436      1,002,016      1,000,527


NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. This Statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. Since this Statement applies only to the presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position or cash flows.

In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. The Statement defines operating segments as components of an enterprise for which separate financial information is available and evaluated regularly as a means for assessing segment performance and allocating resources to segments. A measure of profit or loss, total assets and other related information are required to be disclosed for each operating segment. In addition, this Statement requires the annual disclosure of information concerning revenues derived from the enterprise's products or services, countries in which it earns revenue or holds assets, and major customers. The Statement is also effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will not affect the Company's results of operations or financial position, but may affect the disclosure of segment information.

2. INVENTORIES

Inventories consist of the following:

                                                                                   DECEMBER 31
                                                                             1997               1996
                                                                       ------------------------------------
Finished goods                                                              $2,921,836         $3,634,787
Work-in-process                                                                534,594            353,829
Raw materials and supplies                                                   2,013,193          2,421,839
Less allowance for inventory obsolescence                                     (528,366)          (180,240)
                                                                       ------------------------------------
                                                                            $4,941,257         $6,230,215
                                                                       ====================================

3. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                                   DECEMBER 31
                                                                             1997               1996
                                                                       ------------------------------------
Goodwill                                                                   $ 94,374,078       $ 94,374,078
Trademarks                                                                    5,408,982          5,408,982
Deferred financing costs                                                      3,378,146          3,378,146
Other                                                                         1,364,036          1,364,036
                                                                       ------------------------------------
                                                                            104,525,242        104,525,242
Less accumulated amortization                                                10,691,210          7,636,552
                                                                       ------------------------------------
                                                                           $ 93,834,032       $ 96,888,690
                                                                       ====================================

4. DEBT

Long-term debt consists of the following:

                                                                                  DECEMBER 31
                                                                            1997               1996
                                                                       --------------------------------
10 3/4% Series B Senior Notes, due 2004                                   $80,000,000       $80,000,000
Promissory note payable                                                     1,600,000         2,000,000
Capital lease obligation                                                    1,529,179         1,742,776
                                                                       --------------------------------
                                                                           83,129,179        83,742,776
Less amount due within one year                                               631,327           613,600
                                                                       --------------------------------
                                                                          $82,497,852       $83,129,176
                                                                       ================================

The 10 3/4% Series B Senior Notes (Senior Notes) are unsecured with interest due semiannually. The Senior Notes have certain early redemption provisions whereby the Company, at its option, can retire up to $25,000,000 in aggregate principal amount, at a redemption price equal to 110% of par, from the proceeds of an initial public offering and any subsequent public offering of common stock. In addition, the Company can redeem all or any portion of the Senior Notes on March 1, 1999 at a redemption price of 105.375% of par. Subsequent to March 1, 1999, the redemption price will decline to par at maturity based upon a predetermined schedule.

The Company also has a revolving credit agreement with a bank which provides for maximum borrowings of $18,000,000 at either 1.0% above the lender's base rate, or 2.5% above the lender's eurodollar rate. The maximum borrowings amount will be reduced by $1,500,000 on July 14 in each of the years 1998 and 1999. The revolving credit agreement is collateralized by substantially all of the Company's accounts receivable and inventories. Borrowings under this agreement are due March 1999. Annual commitment fees under the revolving credit agreement are 1/2% of the unused portion of the available credit. At December 31, 1997 and 1996, there were no amounts outstanding on the revolving credit agreement.

The Company's Senior Notes and revolving credit agreement contain covenants that restrict the payment of cash dividends, the issuance of new debt and require the Company to maintain minimum amounts of net worth and certain financial ratios. Under the most restrictive covenant, cash dividends paid may not exceed $1,000,000 plus the sum of 50% of consolidated net income of the Company. The Company's management believes it is in compliance with all covenants of these agreements as of December 31, 1997 and 1996, except that it has received an irrevocable waiver for covenant violations related to the interest coverage ratio in 1997 and the fixed charge coverage ratio in 1995.

Interest on the promissory note payable is due semiannually. Annual principal payments of $400,000 are due August 15th through 2001. Payment of this promissory note is subordinated to the borrowings under the revolving credit agreement.

The Company has obligations on manufacturing equipment under a capital lease which expires December 2000. The Company has an option to purchase the equipment at the end of the lease term for $776,000. Lease payments are due in monthly installments including interest at 8%.

The fair value of the long-term debt, other than the capital lease obligation, approximates $82,900,000 at December 31, 1997 based upon quoted market prices for the senior notes and the present value of future cash flows for the note payable using the interest rate of 9.75% on the Company's revolving credit facility.

5. INCOME TAXES

Income (loss) before income taxes for U.S. and foreign operations was as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                           1997               1996              1995
                                                     ------------------------------------------------------
U.S.                                                     $(4,492,191)       $12,295,264        $7,645,316
Foreign                                                   (1,726,131)          (326,085)         (722,376)
                                                     ------------------------------------------------------
Income (loss) before income taxes                        $(6,218,322)       $11,969,179        $6,922,940
                                                     ======================================================

The components of the provision (benefit) for income taxes consist of the following:

                                                                    YEAR ENDED DECEMBER 31
                                                           1997               1996              1995
                                                     ------------------------------------------------------
Current:
   Federal                                               $(3,001,000)       $2,081,000       $   825,000
   State                                                      18,000           458,000           202,000
                                                     ------------------------------------------------------
                                                          (2,983,000)        2,539,000         1,027,000
 Deferred:
   Federal                                                 1,405,000         1,977,000         1,853,000
   State                                                     248,000           239,000           195,000
                                                     ------------------------------------------------------
                                                           1,653,000         2,216,000         2,048,000
                                                     ------------------------------------------------------
Provision (benefit) for income taxes                     $(1,330,000)       $4,755,000        $3,075,000
                                                     ======================================================

The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                                            YEAR ENDED DECEMBER 31
                                                                         1997         1996         1995
                                                                     --------------------------------------
Federal statutory income taxes                                          (34.0)%       34.0%        34.0%
Foreign losses for which no tax benefit was recorded                      9.4          1.0          4.7
State income taxes, net of federal income tax benefit                     2.8          3.8          3.8
Other                                                                     0.4          0.9          1.9
                                                                     --------------------------------------
                                                                        (21.4)%       39.7%        44.4%
                                                                     ======================================

The components of the net deferred income tax liability as of December 31 are as follows:


                                                                             1997               1996
                                                                       ------------------------------------
Deferred income tax assets:
   Accounts receivable                                                     $    87,000         $   29,000
   Inventories                                                                 209,000            221,000
   Accrued liabilities                                                         258,000            183,000
   Intangible assets                                                            80,000             98,000
   Foreign net operating losses                                              1,089,000            116,000
   Federal AMT credit carryforward                                             383,000                  -
   State NOL carryforwards                                                     656,000                  -
                                                                       ------------------------------------
                                                                             2,762,000            647,000
   Valuation allowance                                                      (1,368,000)          (116,000)
                                                                       ------------------------------------
                                                                             1,394,000            531,000
                                                                       ------------------------------------
Deferred income tax liabilities:
   Intangible assets                                                         6,483,000          4,745,000
   Property, plant and equipment                                             2,011,000          1,234,000
                                                                       ------------------------------------
                                                                             8,494,000          5,979,000
                                                                       ------------------------------------
Net deferred income tax liability                                          $ 7,100,000         $5,448,000
                                                                       ====================================

Deferred taxes are classified in the accompanying balance sheets as follows:

                                                                             1997               1996
Current asset                                                               $   539,000       $   328,000
Noncurrent liability                                                         (7,639,000)       (5,776,000)
                                                                       ------------------------------------
                                                                            $(7,100,000)      $(5,448,000)
                                                                       ====================================

The Company recorded a valuation allowance of $1,368,000 and $116,000 in 1997 and 1996, respectively, to provide for uncertainties relating to the realization of foreign and certain state net operating loss carryforwards. Certain foreign net operating losses expire beginning in 2005, and the state net operating loss carryforwards expire in 2011.

6. LEASE COMMITMENTS

The Company has entered into operating lease agreements for equipment, computers, vehicles and warehouses used in its operations. Rent expense under such leases approximated $2,154,000, $2,380,000, and $1,163,000 in 1997, 1996,
and 1995, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 1997 are as follows:

               1998                             $  449,057
               1999                                346,008
               2000                                239,982
               2001                                 65,392
                                           ------------------
                                                $1,100,439
                                           ==================

7. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan in which substantially all employees are participants. The plan requires the Company to make matching contributions equal to 25% on the first 6% of each plan participant's contribution. The plan also allows for the Company to make discretionary contributions. Contributions expense approximated $115,000, $217,000, and $103,000 in 1997, 1996, and 1995, respectively.

8. MAJOR CUSTOMERS AND FOREIGN SALES

Net sales to the Company's two largest automotive industry customers approximated 21% and 11% in 1997, 21% and 20% in 1996, and 17% and 16% in 1995.

Net sales to customers in foreign countries, principally Canada, approximated $7,086,000, $8,920,000, and $7,112,000 in 1997, 1996, and 1995, respectively.

9. CONCENTRATIONS OF CREDIT AND OTHER RISKS

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of automotive industry original equipment manufacturers and automobile after-market dealers and retailers. The Company generally does not require collateral from its customers. Credit risk with such customers is considered by management to be limited due to the general creditworthiness of its customers and its broad customer base, procedures to monitor customers' payment history, and adequate provision for uncollectable accounts.

The Company is directly affected by the well-being of the automotive industry and a total or partial loss of the Company's business relationship with its major customers could result in a possible loss of sales, which could have an adverse effect on the Company's operating results. Effective in February 1997, the Company's contract to supply bedliners to one of its major customers was terminated.

The Company currently purchases the majority of its virgin plastic from two suppliers. Management believes that numerous alternative sources of supply are readily available on comparable terms. The supply and demand for plastic resins and fiberglass are subject to cyclical and other factors. Under normal conditions, there is no difficulty in obtaining these raw material requirements at competitive prices. Management exercises available market and business opportunities to moderate price and delivery risk and does not foresee conditions which would lead to a shortage of supply or a drastic price increase in the near term.

10. STOCK OPTIONS

The Company has entered into Management Stock Option Plans And Agreements (1997
Plan) which provide incentives to certain employees through encouragement of stock ownership in the Company. In addition, the Company has a Management Stock Option Plan, as amended (1994 Plan), which was suspended in 1997 except as to outstanding options. Options under the 1997 Plan are granted provided that the executive is employed by the Company on the last day of the fiscal year. Twenty percent of the options become exercisable on each anniversary date of the option grant. At December 31, 1997, there were 8,000 options granted under the 1997 Plan. In addition, the Company granted 30,813 Signing Stock Options to two executive officers which were exercised in 1997. Options under the 1994 Plan have a term of ten years and are contingent upon the attainment of certain annual financial results. The options become exercisable as to 25% of the shares on each anniversary date of the option grant on a per share exercise price equal to the book value per share on the first day of the year that required financial results were attained. Through December 31, 1997, 26,326 options have been granted under the 1994 Plan, and 17,921 have been canceled due to termination of employment.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue applying Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options granted to employees. Accordingly, because the exercise price of the stock options equals the market price of the stock at the date of grant, no compensation expense has been recognized under the 1997 Plan. Had compensation cost been determined under the method set forth in SFAS No. 123, the effect on 1997, 1996 and 1995 net income (loss) and earnings per share would not have been significant. Total compensation expense recorded approximated $163,000, $114,000 and $0 in 1997, 1996 and 1995, respectively.
Stock option transactions are summarized as follows:

                                    1997                       1996                       1995
                           ----------------------    -----------------------     ----------------------
                                       Weighted                    Weighted                   Weighted
                                        Average                    Average                    Average
                                       Exercise                    Exercise                   Exercise
       Options              Options      Price        Options       Price         Options      Price
----------------------     ---------- -----------    ----------- -----------     ---------- -----------
Outstanding at
   beginning of year         24,684      $30.92         10,526       $25.00        10,526       $25.00

Granted                      38,813       14.81         15,800        34.74             -            -
Exercised                   (30,813)      12.17              -            -             -            -
Canceled                    (16,279)      31.08         (1,642)       29.87             -            -
                           ----------                -----------                 ----------

Outstanding at end
   of year                   16,405      $27.87         24,684       $30.92        10,526       $25.00
                           ========== ===========    =========== ===========     ========== ===========

The outstanding stock options at December 31, 1997 have a range of exercise prices between $25.00 and $34.74 per option. Options under the 1994 Plan have a weighted average contractual life of approximately 8.2 years. At December 31, 1997, 3,886 options are currently exercisable. The fair value at date of grant for options granted during 1997 was $12.17 per option using the minimum value method. The fair value of options at date of grant was estimated by subtracting the present value of the exercise price from the fair value of the stock. In order to perform this calculation, an estimated option life of seven years and an estimated risk-free interest rate of 6.00% were assumed.

11. SUPPLEMENTAL CASH FLOW

Cash paid for interest and income taxes for the years ended December 31 was as follows:

                                       1997            1996            1995
                                  ----------------------------------------------
Interest                            $9,106,363      $9,602,265       $9,440,105
                                  ==============================================

Income taxes                           $60,440      $2,125,000       $1,762,000
                                  ==============================================

12. RELATED-PARTY TRANSACTIONS

Effective March 18, 1994, the Company has entered into a 10-year consulting agreement (the Agreement) with Trivest Inc. (Trivest), an affiliate of its major shareholders. Pursuant to the Agreement, Trivest provides corporate finance, strategic and capital planning and other management advice to the Company for an annual fee (subject to cost of living adjustments). Additionally, Trivest's annual fee will be increased for each additional business operation acquired or sold by the Company, based upon a percentage of the purchase or sales price and the financial results of the operation acquired.

Management and other fees charged by Trivest totaled $481,000, $434,000 and $397,000 in 1997, 1996 and 1995, respectively. Additionally, during 1995, Trivest charged the Company $142,500 in connection with an acquisition.

13. TRI-GLAS FIRE LOSS

On June 3, 1996, the Company's wholly owned subsidiary, Tri-Glas Corporation, suffered a fire in one of its two main production buildings. The building, along with equipment inside the building at the time of the fire, was completely destroyed. During 1996, the Company received insurance proceeds and recorded a gain of approximately $486,000 equal to the excess of the insurance proceeds over the net book value of the assets lost in the fire. The gain is recorded as other income in the consolidated statements of operations. The insurance proceeds were used by the Company to replace the building and equipment lost in the fire. In 1997, the Company received insurance proceeds related to business interruption insurance and recorded a gain as other income of $298,000.

14. LEGAL SETTLEMENT AND CONTINGENCIES

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against claims in an amount which it believes to be adequate. Other than as discussed below, the Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its financial condition or on the results of operations.

On December 23, 1997, the Company settled certain litigation with the Company's former executive officer (officer). Under the terms of the settlement, the Company agreed to purchase 16,007.5 shares of Penda Corporation's common stock from the officer, the Company and the officer agreed that options held by the officer, if any, were canceled and various other aspects of the employment agreement between the Company and the officer were modified. The officer received, in consideration for this settlement, $850,000. The estimated value of the shares purchased was $195,000. The difference between the settlement and the estimated value of shares purchased of $655,000 was expensed.

The Company, along with various other manufacturers of pickup truck bedliners, has been identified and served as a defendant in four pending class action lawsuits. The complaints allege that the bedliners manufactured by the defendants are defective and unreasonably dangerous because the bedliners supposedly prevent the discharge of static electricity which can accumulate on or in portable fuel containers and thereby create the potential for an explosion. The plaintiffs seek damages in unspecified amounts and equitable relief, including a recall and replacement of all bedliners, or a refund, and notification to all bedliner owners of the purported danger. The complaints either request punitive damages or reserve the right to seek punitive damages at a later date. Management believes that the claims in these lawsuits are without merit and has specifically denied any fault or omission or any liability or violation of law in connection with these claims. The Company is in the preliminary stages of settlement discussions and has accrued for its portion of the estimated settlement amount. In the event that settlement discussions terminate, the Company intends to vigorously defend these lawsuits.

15. ACQUISITION:

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

     The following unaudited information presents, on a pro forma basis, the Company's results for the year ended December 31, 1995, giving effect to the acquisition, as if it had occurred at the beginning of the period presented:

                                                                 1995
                                                            --------------

               Net sales                                    $   81,521,000
                                                            ==============

               Net income                                   $    3,837,000
                                                            ==============

               Net income per common  share
                                  Basic                     $         3.84
                                 Diluted                    $         3.84
                                                            ==============

                                PENDA CORPORATION
                                   SCHEDULE II
                      VALUATION AND QUALIFICATION ACCOUNTS


                                                             Balance at  Charged to   Charged                      Balance
                                                             Beginning   Cost and     To Other                     at End of
Period                  Description                          of Period   Expenses     Accounts   Deductions        Period
-----------------------------------------------------------------------------------------------------------------------------
Year ended
December 31, 1997       Allowance for Doubtful Accounts      $ 75,000     $465,745      $ -       $ 70,611(1)       $470,134

                        Inventory Obsolescence Reserve       $180,240     $348,126      $ -       $      -          $528,366
Year ended
December 31, 1996       Allowance for Doubtful Accounts      $121,421     $(18,753)     $ -       $ 27,668(1)       $ 75,000

                        Inventory Obsolescence Reserve       $ 55,000     $125,240      $ -       $      -          $180,240
Year ended
December 31, 1995       Allowance for Doubtful Accounts      $134,250     $ 92,225      $ -       $105,054(1)       $121,421

                        Inventory Obsolescence Reserve       $      -     $ 55,000      $ -       $      -          $ 55,000

(1) Bad debts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The accounting firm of Coopers & Lybrand LLP ("Coopers & Lybrand") represented the Company as its independent accountants during calendar years 1995 and 1996 and the interim periods in 1997, and was dismissed by the Audit Committee of the Company's Board of Directors on December 16, 1997. During the Company's two most recent calendar years and all subsequent interim periods, there were no (i) disagreements between the Company and Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers & Lybrand, would have caused it to make reference to the subject matter of the disagreement in connection with its reports, or (ii) reportable events as defined in paragraph (a)(1)(v) of Item 304 of Regulation S-K. Coopers & Lybrand's reports on the financial statements of the Company for calendar years 1995 and 1996 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The Company's Audit Committee of the Board of Directors appointed Ernst & Young LLP ("Ernst & Young") on December 16, 1997 as the Company's independent auditors for calendar year 1997. During the Company's two most recent years and all subsequent periods, Ernst & Young was not consulted regarding any matters set forth in paragraphs (a)(2)(i) or (ii) of Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company are as follows:

NAME                               AGE    POSITION
---------------------------------  ---    -----------------------------------------------
Earl W. Powell                     59     Chairman of the Board
Jack L. Thompson                   59     President, Chief Executive Officer and Director
Leo E. Waner                       42     Vice President -- Chief Financial Officer
Jeffrey G. Rastocan                36     Vice President -- Sales & Marketing
Scot D. Harvey                     41     Vice President -- Operations
Gary L. Witt                       36     Vice President -- Quality Services
Peter C. Brockway                  41     Director
Phillip T. George, M.D.            58     Director
Robert D. Blank                    39     Director
Thomas J. Smith                    45     Director
L.J. (Jim) Schoenwetter            59     Director


     Mr. Powell, a director of the Company since its 1994 organization, has served as Chairman of the Board since January 1, 1998. Mr. Powell also served as Chairman of the Board from the date of the Company's organization until March 27, 1997. Mr. Powell serves as President and Chief Executive Officer of Trivest, Inc. ("Trivest"), a private investment firm formed by Messrs. Powell and George in 1981 that specializes in management services and acquisitions, dispositions, and leveraged buyouts. Since May 1984, Mr. Powell has served as Chairman of the Board of Atlantis Plastics, Inc., an American Stock Exchange company whose subsidiaries are engaged in the plastics industry ("Atlantis") and as Chief Executive Officer from May 1984 to February 1995. Mr. Powell also served as President of Atlantis from November 1993 to February 1995. Mr. Powell also serves as Chairman of the Board and Chief Executive Officer of Biscayne Apparel, Inc., an American Stock Exchange company whose principal subsidiaries are engaged in the apparel industry ("Biscayne"). Mr. Powell also serves as Chairman of the Board of Directors of WinsLoew Furniture Inc., a NASDAQ National Market company engaged in the manufacture of contract seating and casual furniture ("WinsLoew"). From 1971 until 1985, Mr. Powell was a partner with KPMG/Peat Marwick, Certified Public Accountants, where his positions included serving as managing partner of Peat Marwick's Miami office.

     Mr. Thompson has served as President, Chief Executive Officer, and as a Director since joining the Company on July 7, 1997. From October 1993 to February 1997, Mr. Thompson was Senior Vice President of Tenneco Automotive and President of Monroe Auto Equipment Company, a $1.3 billion division of Tenneco Automotive that manufactures the Monroe Brand of motor vehicle ride control products. From April 1990 to October 1993, Mr. Thompson was Vice President Operations and Engineering for Walker Manufacturing Company a division of Tenneco Automotive that manufactures motor vehicle exhaust systems. From October 1987 to April 1990, Mr. Thompson was Managing Director of Walker Australia. From January 1975 to October 1987, Mr. Thompson was Executive Director of Production and Process Engineering for Monroe. Prior to joining Monroe Auto Equipment Company, Mr. Thompson worked for Chrysler Corporation, General Motors Corporation, and Ford Motor Company.

     Mr. Waner has served as Vice President and Chief Financial Officer of the Company since joining the Company on July 7, 1997. From June 1995 to March 1997, Mr. Waner was Vice President of Acquisition and Integration for Monroe Auto Equipment Company. From January 1993 to May 1995, Mr. Waner was Vice President of Finance for Monroe. From 1989 to 1993, Mr. Waner was Executive Director - Internal Audit for Tenneco Inc. From 1983 to 1989 Mr. Waner held a series of positions of increasing responsibility with Tenneco Gas including Manager - EDP Audit, Manager Strategy, Assistant Controller and Controller.

     Mr. Rastocan has served as Vice President Sales and Marketing for the Company since joining the Company on October 20, 1997. From 1993 to 1997, Mr. Rastocan was Retail Market Manager for Monroe Auto Equipment Company. From 1984 to 1993, Mr. Rastocan held various sales positions with Monroe. Mr. Rastocan's background includes managing various sales and key accounts as well as designing consumer promotions and sales incentive programs.

     Mr. Harvey served as the Division's Director of Operations from March 1990 through March 18, 1994 at which time he became Vice President -- Operations. Mr. Harvey is primarily responsible for the development and implementation of the Company's operations and distribution. From June 1987 until March 1990, Mr. Harvey served as Distribution Manager for Tombstone Pizza, Inc., where his responsibilities included purchasing, scheduling, warehousing, and fleet management.

     Mr. Witt served as the Division's Director of New Business Development from January 1993 through March 18, 1994 at which time he became Vice President -- Quality Services. Mr. Witt is responsible for the Company's Quality Services, Human Resources, Purchasing, and Marketing and Advertising groups. From May 1987 until January 1993, Mr. Witt served as the Division's OEM Sales Manager, where he managed and developed OEM/dealer programs.

     Mr. Brockway, a director of the Company since its organization, is the Managing Partner of Brockway Moran & Partners Inc., a private equity firm. From March 27, 1997 until December 31, 1997, Mr. Brockway served as Chairman of the Board of the Company, and from March 27, 1997 until July 7, 1997 served as acting Chief Executive Officer. From September 1986 until December 1997, Mr. Brockway was an executive with Trivest, most recently serving as Executive Vice President and Managing Director.

     Dr. George, a director of the Company since its organization, is the Chairman of the Board of Trivest, Inc. He has served as the Vice-Chairman of the Board of Atlantis since that company's organization and as Chairman of the Executive Committee of the Atlantis Board of Directors since February 1990. Dr. George also serves as a director of WinsLoew.

     Mr. Blank, a director of the Company since its organization, has served as a Partner of Brinson Partners, Inc. ("Brinson"), a global investment management firm, since January 1992. From 1987 until January 1992, Mr. Blank served as a Senior Investment Manager with Wind Point Partners, a venture capital partnership. Mr. Blank also serves as director of Six Flags Entertainment Corporation, Creo Products, Inc., AuditForce, Inc., Long Term Care Physicians Corporation.

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

INVESTORS' AGREEMENT

     Each of the Company's shareholders entered into a Subscription and Shareholders' Agreement in connection with the Company's commencement of operations in March 1994, (as amended, the "Investors' Agreement"). The Investors' Agreement requires each shareholder to vote in favor of electing, as directors, two designees of Trivest Institutional Fund, Ltd., two designees of Trivest Investors Fund, Ltd., one designee of Blue Sky Partners (which Blue Sky Partners has agreed will be the Company's President) and one designee of certain entities advised by or affiliated with Brinson.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth certain summary information concerning compensation paid or accrued by the Company, to the Company's Chief Executive Officer and to three other executive officers whose total annual salary and bonus, determined as of December 31, 1997, exceeded $100,000 ("Named Executive Officers"):


                                        SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION                    STOCK
                                              ----------------------------------------------       OPTIONS
NAME AND PRINCIPAL POSITION                     YEAR       SALARY       BONUS(1)    OTHER         AWARDS(#)
----------------------------------------     --------- ------------  ------------ ----------  ---------------
Jack L. Thompson (2)(3)                         1997     $125,000       $100,300   $19,836        22,542.00
President and Chief Executive Officer

Daniel E. Braun (4)                             1997     $ 48,725       $      0   $     0
Former  President  and  Chief  Executive        1996     $164,160       $240,160                   5,730.87
Officer
                                                1995     $160,000       $  6,400

Peter C. Brockway                               1997     $      0       $      0   $     0
Former Acting Chief Executive Officer

Leo E. Waner (3)(5)(6)                          1997     $ 60,096       $ 60,300   $41,794        11,021.00
Vice   President  and  Chief   Financial
Officer

Scot D. Harvey (7)(8)                           1997     $100,616       $ 28,546   $     0         1,500.00
Vice President-Operations                       1996     $ 93,591       $ 19,200                   1,988.27
                                                1995     $ 86,900       $  6,476                         --

Gary L. Witt (8)                                1997     $102,781       $ 18,300   $     0         1,500.00
Vice President-Quality Services                 1996     $ 92,733       $ 29,239                   1,810.49
                                                1995     $ 82,880       $  8,815                         --




(1) Except as set forth in footnotes (6), (7), and (8), represents bonus earned in the respective year that is paid by the Company in the subsequent year.
(2)  Mr. Thompson joined the Company on July 7, 1997.
(3) Other annual compensation shown for Mr. Thompson includes payments for housing in Portage, Wisconsin of $8,202 and travel between Portage, Wisconsin and Monroe, Michigan for Mr. Thompson and his spouse of $6,268 and tax gross up of $5,366. Other annual compensation for Mr. Waner includes relocation costs of $36,648.
(4) Mr. Braun resigned as an employee of the Company by letter dated March 26, 1997.
(5)  Mr. Waner joined the Company on July 7, 1997.
(6)  Bonus shown for 1997 for Mr. Waner includes a $25,000 signing bonus.
(7) Bonus shown for 1997 for Mr. Harvey includes an adjustment to the 1996 bonus paid after March 27, 1997 of $10,246.

(8) Bonus shown for 1997 for Mr. Harvey and Mr. Witt includes a special payment of $18,000 to each for acting as General Managers of the Company from April through June 1997.

STOCK OPTION GRANTS

     The following table sets forth information concerning the grant of stock options to the Named Executive Officers in 1997 (all options were granted under Management Stock Option Plans and Agreements entered into between the Company and the Named Executive Officers). The Company did not grant any stock appreciation rights in 1997.


                                                                            POTENTIAL REALIZABLE
                                                                              VALUE AT ASSUMED
                                                                            ANNUAL RATES OF STOCK
                                                                             PRICE APPRECIATION
                                      INDIVIDUAL GRANTS                       FOR OPTION TERM(3)
                         ------------------------------------------------   ---------------------
                                   % OF TOTAL
                                    OPTIONS
                                   GRANTED TO   EXERCISE OR
                         OPTIONS    EMPLOYEES   BASE PRICE
                         GRANTED    IN FISCAL    ($/SH)       EXPIRATION
            NAME          (#)(1)      YEAR(2)                    DATE          5%($)      10%($)
----------------------  ---------- -----------  -----------  ------------   -----------  --------
Jack L. Thompson (4)      20,542      52.93%      $12.17      12/31/1997        $0        $     0
                           2,000       5.15%      $25.00          (1)           $0        $13,132
Daniel E. Braun (5)            0
Peter C. Brockway              0
Leo E. Waner (4)          10,271      26.46%      $12.17      12/31/1997        $0        $     0
                             750       1.93%      $25.00          (1)           $0        $ 4,924
Gary L. Witt               1,500       3.86%      $25.00          (1)           $0        $ 9,849
Scot D. Harvey             1,500       3.86%      $25.00          (1)           $0        $ 9,849

---------------------



(1) As of October 20, 1997, the First Amended and Restated Management Stock Option Plan, as amended, was suspended. All unvested options outstanding thereunder other than options granted prior to January 1, 1997 were terminated and cancelled. New Management Stock Option Plans and Agreements were entered into (See Exhibit 10.13). A total of 30,813 in signing options and 5,750 in time vested options were granted to the named Executive Officers in 1997. The time vested options become exercisable as to 20% of the shares on each anniversary of the date of grant (beginning December 31, 1998) over a five year period, so long as employment with the Company continues without any expiration date. The Board of Directors may, in its discretion, accelerate the date on which any option may be exercised, and may accelerate the vesting of any shares subject to any option.

(2)  Options to purchase a total of 38,813 shares were granted in 1997.
     The percentage shown in this column represents the percentage arrived at by dividing the number of options granted to the named Executive Officer by the total number of options granted in 1997.

(3) Based on assumed annual rates of stock price appreciation from the fair value of the Company's common stock as of the grant date in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation". These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock options exercises and common stock holdings are dependent on the future performance of the Company and the market available for the sale of the Company's common stock. The Company's common stock is not registered under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"). Since the 1997 time vested options do not have a termination date, 10 years was used for these calculations. Since the signing options expired on December 31, 1997, no appreciation occurred.

(4) These options were both granted and exercised in 1997. See "Stock Option Exercises and Fiscal Year-end Holdings"

(5) Mr. Braun resigned as an employee of the Company by letter dated March 26, 1997.

STOCK OPTIONS EXERCISES AND FISCAL YEAR-END HOLDINGS

     The following table sets forth information, with respect to the Named Executive Officers, concerning exercised and unexercised options held by them as of the end of such fiscal year:

                   OPTIONS EXERCISES AND YEAR-END VALUE TABLE

 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END
 OPTION VALUE

                                                             NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                              OPTIONS EXERCISED DURING      OPTIONS AT DECEMBER 31,       IN-THE-MONEY OPTIONS AT
                                        1997                        1997(#)                DECEMBER 31, 1997($)(1)
                            ----------------------------  ----------------------------  ---------------------------
                                               VALUE
                                              REALIZED($)
NAME                          SHARES(#)          (1)        EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
--------------------------  -------------     -----------   -----------  -------------  -----------   -------------
Jack L. Thompson                   20,542              0              0      2,000.000                      $0
Daniel E. Braun (2)                                                   0              0
Peter C. Brockway                                                     0              0
Leo E. Waner                       10,271              0              0        750.000                      $0
Gary L. Witt                                                  1,357.865      3,320.580       $0             $0
Scot D. Harvey                                                1,491.200      3,159.615       $0             $0

(1) Calculated by multiplying (a) the difference between the present value of the option exercise price per share and the estimated per share fair value calculated in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" by (b) the number of shares of common stock underlying the option. The Company's Board determined that the fair market value of the Company's common stock on the date of exercise and through December 31, 1997 was $12.17. Options with an exercise price higher than fair value were considered to have a value of zero for purposes of this calculation. The Company is not registered under
     Section 12 of the Exchange Act.

(2) Mr. Braun resigned as an employee of the Company by letter dated March 26, 1997.

EMPLOYMENT AGREEMENTS

     Effective on June 23, 1997, the Company entered into a four year employment agreement with Mr. Thompson providing for his employment as President and Chief Executive Officer for an annual base salary of $250,000 (at June 23, 1997), subject to cost-of-living adjustments, as well as an incentive bonus based on the Company's operating profit. In addition, the Company pays for Mr. Thompson's living accommodations in Portage Wisconsin and for certain travel expenses for Mr. Thompson and his spouse. The employment agreement also provides that Mr. Thompson will receive an amount equal to the sum of his current annual base salary plus his last incentive bonus if his employment is terminated without "cause" (as defined), payable in 12 equal monthly installments (the "Severance Payment"). The employment agreement also prohibits Mr. Thompson from directly or indirectly competing with the Company for one year after termination of his employment (or, if terminated without "cause," on the date Mr. Thompson receives his last Severance Payment installment).

     Effective on July 1, 1997, the Company entered into a four year employment agreement with Mr. Waner providing for his employment as Vice President and Chief Financial Officer for an annual base salary of $125,000, subject to cost-of-living adjustments, as well as $25,000 signing bonus and an incentive bonus based on the Company's operating profit. The employment agreement also provides that Mr. Waner will receive an amount equal to the sum of his current annual base salary plus his last incentive bonus if his employment is terminated without "cause" (as defined), payable in 12 equal monthly installments (the "Severance Payment"). The employment agreement also prohibits Mr. Waner from directly or indirectly competing with the Company for one year after termination of his employment (or, if terminated without "cause," on the date Mr. Waner receives his last Severance Payment installment).

COMPENSATION OF DIRECTORS

     The Company reimburses directors for all travel-related expenses incurred in connection with their activities as directors. Mr. Schoenwetter receives quarterly director's fees totaling $12,000 annually.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company had 1,016,624.2679 shares of Common Stock issued and outstanding at March 15, 1998. The following table sets forth information with respect to the beneficial ownership of the Common Stock as of such date by (i) each person known to the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each director and Named
Executive Officer who owns any shares, and (iii) all directors and executive officers of the Company as a group:


                                                                             COMMON STOCK
                                                                         BENEFICIALLY OWNED(2)
                                                                       -------------------------
NAME(1)                                                                 SHARES          PERCENT
-------                                                                --------         --------
Brinson Partners, Inc. (3).........................................     500,000         49.1824%
Trivest Group, Inc. (4)(5).........................................     412,871         40.6120%
Blue Sky Partners (5)(6)...........................................      32,000          3.1477%
Earl W. Powell (5)(7)..............................................     444,871         43.7596%
Phillip T. George, M.D. (5)(7).....................................     444,871         43.7596%
Thomas J. Smith (5)................................................       4,000          *
Peter C. Brockway (11).............................................        2000          *
Jack L. Thompson...................................................      20,542          2.0206%
Leo E. Waner.......................................................      10,271          1.0103%
Scot D. Harvey (8).................................................       5,643.9110     *
Gary L. Witt (8)...................................................       4,656.6820     *
All directors and executive officers as a group (persons) (9)(10)...    491,984.5930    48.1839%



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

(7) Reflects shares held of record by Fund I, Equity Partners I and Blue Sky. See footnotes (4) and (6).

(8) Includes 2,319.645 and 2,112.235 shares for Mr. Harvey and Mr. Witt, respectively, of common stock issuable upon exercise of the options presently exercisable as of March 15, 1998.

(9) Does not reflect shares held of record by any of VRS, BCF III or Brinson MAP Fund. Reflects shares held of record by Fund I, Equity Partners I and Blue Sky. See footnotes (3), (4) and (6).

(10) Includes 4431.880 shares of common stock issuable upon exercise of the exercisable executive officer's options as of March 15, 1998.

(11) The beneficial owner's address is 2655 LeJeune Road, Suite 415, Coral Gables, Florida 33134

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING AGREEMENT

     Effective March 18, 1994, the Company entered into a ten-year agreement (the "Consulting Agreement") with Trivest, a corporation owned by Messrs. Powell and George. Pursuant to the Consulting Agreement, Trivest provides corporate finance, strategic and capital planning and other management advice to the Company for an annual fee, payable quarterly in advance. During 1997, the Company paid management fees to Trivest of approximately $352,548, and reimbursed Trivest for certain out-of-pocket expenses incurred on behalf of the Company.

     Pursuant to the Consulting Agreement, for each additional business operation acquired by the Company, Trivest's annual base compensation will generally be increased by the sum of 5% of the annual earnings before income taxes, interest expense and amortization of goodwill ("EBITA") of the acquired business for the fiscal year in which it is acquired up to $1.0 million of EBITA, plus 2.5% of EBITA between $1.0 million and $3.0 million and 1.75% of EBITA in excess of $3.0 million. In addition, for each acquisition of any business operation introduced or negotiated by Trivest, Trivest will generally receive a fee of equal to the sum of 1.5% of the purchase price up to $100.0 million and 1.25% of purchase price in excess of $100.0 million. Similarly, for each disposition of any business operation of the Company negotiated by Trivest, Trivest will generally receive a fee equal to the sum of 0.25% of the sales price up to $150.0 million and 0.5% of the sales price in excess of $150.0 million.

TRIVEST LEGAL DEPARTMENT

     Trivest maintains an internal legal department. The Trivest legal department accounts for its time on an hourly basis and bills Trivest and its affiliates, including the Company, for services rendered at prevailing rates. In 1997, the Company paid Trivest $79,881.25 for services rendered by the Trivest legal department. The Company believes that the fees charged by the Trivest legal department in 1997 were no less favorable to the Company than fees charged to unaffiliated third parties for similar services.

SETTLEMENT AGREEMENT

     On December 23, 1997, the Company and Mr. Braun entered in a Settlement Agreement and Stock Transfer and Option Termination Agreement under which the Company paid $850,000 to Mr. Braun for all of Mr. Braun's rights under the Subscription and Shareholders' Agreement and the Management Stock Option Plan and for dismissal of the lawsuit discussed earlier. Mr. Braun does not have any ownership rights or interests in and to any capital stock or other securities of the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)  The following documents are filed as part of this report:

     1. Financial Statements - included in Item 8. An index to financial statements appears on Page 14.

     2. Financial Statement Schedule - Schedule II - valuation and qualifying accounts is the only schedule provided because all other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable, and therefore have been omitted. Schedule II appears on Page 33.

     3. Exhibits

(b) Form 8-K dated December 16, 1997 relating to the Company's change in its independent accountants.

(c) Exhibits not incorporated by reference follow the "Signatures" section and are incorporated herein by reference.

(d) Financial Statement Schedules required by Regulation S-X are included in item (a)(2) above and are incorporated herein by reference.

Exhibit Description

2.1 Asset Purchase Agreement, dated as of July 14, 1995, between Tri-Glas Corporation and VMC Fiberglass Products, Inc. (2.1)(2)

2.2 Supplemental Agreement, dated as of July 14, 1995, among Tri-Glas Corporation, VMC Fiberglass Products, Inc., John H. Watson, Robert E. Ostendorf, Bob Heinsen, Karl Sheffield and Alfred Saliba (2.2)(2)

2.3 Promissory Note dated as of July 14, 1995, issued by Tri-Glas Corporation and Payable to the Order of VMC Fiberglass Products, Inc. (2.3)(2)

2.4 Guaranty, dated as of July 14, 1995, issued by the registrant in favor of VMC Fiberglass Products, Inc. (2.4)(2)

2.5 Lease Agreement dated as of July 14, 1995, between Tri-Glas Corporation and VMC Fiberglass Products, Inc. (2.5)(2)

3.1    Registrant's Articles of Incorporation (3.1)(1)

3.2    Registrant's Bylaws (3.2)(1)

4.1    Specimen Note Certificate for Notes (4.2)(1)

4.2 Registration Rights Agreement, dated as of March 18, 1994, between the Registrant and Bear, Stearns & Co. Inc. (4.3)(1)

4.3 Indenture, dated as of March 18, 1994, between the Registrant and American Stock Transfer & Trust Company (4.4)(1)

4.4 Supplemental Indenture, dated as of July 14, 1995, between Tri-Glas Corporation and American Stock Transfer & Trust Company, as Trustee (99.1)(2)

10.1* Registrant's First Amended and Restated Management Stock Option Plan adopted March 14, 1994(10.1)(3)

10.2 Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers (10.2)(1)

10.3 Subscription and Shareholders' Agreement, dated March 15, 1994, among the Registrant and its Shareholders (10.3)(1)

10.4 First Amendment to Subscription and Shareholders' Agreement, dated March 31, 1995, among the Registrant and its Shareholders (10.4)(8)

10.5 Amended and Restated Credit Agreement, dated as of July 14, 1995, between the Registrant and Banque Nationale de Paris, as Lender and as Agent for the Loan Parties Thereunder (10.5)(2)

10.6* Consulting Agreement, dated as of March 18, 1994, between the Registrant and Trivest, Inc. (10.6)(1)

10.7* First Amendment to Registrant's First Amended and Restated Management Stock Option Plan adopted August 2, 1996(10.7)(4)

10.8* Employment Agreement between the Registrant and Jack L. Thompson dated June 23, 1997. (10.9)(5)

10.9* Employment Agreement between the Registrant and Leo E. Waner dated July 1, 1997. (10.8)(5)

10.10 Settlement Agreement, dated December 23, 1997, between the Registrant and Daniel E. Braun (10.10)(5)

10.11 Stock Transfer and Option Termination Agreement dated December 23, 1997 between the Registrant and Daniel E Braun (10.11)(5)

10.12 Form of Shareholder's Agreement between Registrant and certain executive officers and certain employees. (10.12)(5)

10.13* Form of Management Stock Option Plan and Agreement between Registrant and certain executive officers (10.13)(5)

10.14 Amendment No. 1 to the Amended and Restated Credit Agreement dated as of October 16, 1997, between the Registrant and Banque Nationale de Paris. (10.14)(6)

10.15 Letter Waiver dated as of February 24, 1998 to the Amended and Restated Credit Agreement between the Registrant and Banque Nationale de Paris. (10.15)(5)

10.16* Form of Stock Option Substitution Agreement entered into between the
       Registrant and certain executives (10.16)(5)

12.1   Statement Regarding Computation of Ratio of Earnings to Fixed Charges (5)

16.1   Letter re Change in Certifying Accountant dated December 16,
       1997(16.1)(7)

21.1   Subsidiaries of the Registrant (5)

27.1   Financial Data Schedule - For SEC use only (5)

(1) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Registration Statement on Form S-4 (No. 33-77728).

(2) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Current on Form 8-K, dated July 25, 1995, as amended.

(3) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-Q, dated May 3, 1996.

(4) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Report on for 10-K, dated March 31, 1997.

(5)    Filed herewith

(6) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-Q, dated November 13, 1997.

(7) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Report on Form 8-K, dated December 17, 1997.

(8) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-Q, dated May 8, 1996.

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

                                         PENDA CORPORATION
Date:  March 24, 1998                    By: /s/  JACK L. THOMPSON
                                             ---------------------------------
                                             Jack L. Thompson
                                             President & Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                                  DATE
              ---------                                 -----                                  ----
/s/ JACK L. THOMPSON                    President,  Chief  Executive  Officer             March 24, 1998
------------------------------------    and Director
      Jack L. Thompson

/s/  EARL W. POWELL                     Chairman of the Board                             March 30, 1998
------------------------------------
       Earl W. Powell

/s/  LEO E. WANER                       Vice  President  -  Chief   Financial             March 24, 1998
------------------------------------    Officer   (Principal   Financial  and
        Leo E. Waner                    Accounting Officer)


/s/  PHILLIP T. GEORGE, M.D.            Director                                          March 30, 1998
------------------------------------
   Phillip T. George, M.D.

/s/  ROBERT D. BLANK                    Director                                          March 30, 1998
------------------------------------
       Robert D. Blank

/s/  THOMAS J. SMITH                    Director                                          March 27, 1998
------------------------------------
       Thomas J. Smith

/s/  PETER C. BROCKWAY                  Director                                          March 27, 1998
------------------------------------
      Peter C. Brockway

/s/  L.J. SCHOENWETTER                  Director                                          March 27, 1998
------------------------------------
      L.J. Schoenwetter


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

                                  EXHIBIT INDEX



  Exhibit                        Index Description                                                  Page Number
   10.8      Employment Agreement between the Registrant and Jack L. Thompson dated June                  48
             23, 1997.
   10.9      Employment Agreement between the Registrant and Leo E. Waner dated July 1,                   56
             1997.
   10.10     Settlement Agreement, dated December 23, 1997, between the Registrant and                    65
             Daniel E. Braun
   10.11     Stock Transfer and Option Termination Agreement dated December 23, 1997                      68
             between the Registrant and Daniel E Braun
   10.12     Form of Shareholder's Agreement between Registrant and certain executive                     71
             officers and certain employees.
   10.13     Form of Management Stock Option Plan and Agreement between Registrant and                    78
             certain executive officers.
   10.15     Letter Waiver dated as of February 24, 1998 to the Amended and Restated                      88
             Credit Agreement between the Registrant and Banque Nationale de Paris.
   10.16     Form of Stock Option Substitution Agreement entered into between the Registrant              91
             and certain Executives
   12.1      Statement Regarding Computation of Ratio of Earnings to Fixed Charges                        95
   21.1      Subsidiaries of the Registrant                                                               96
   27.1      Financial Data Schedule (for SEC purposes only)                                              97