Form 10-Q
period 1998-03-31
PENDA CORP
filed 1998-05-04
CIK 921745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

At April 15, 1998, the Registrant had 1,016,624.2679 shares of $0.01 par value common stock outstanding.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above.

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

     Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, particularly in "Part 1, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part 2, Item 1 Legal Proceedings" describe factors, among others, that could contribute to or cause such differences.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               PENDA CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                       MARCH 31,                   DECEMBER 31,
                                                         1998                         1997
                                                      (UNAUDITED)
                                                  ---------------           -----------------------
ASSETS                                                          (in thousands)
Current assets:
 Cash and cash equivalents                        $         1,285           $                 4,460
 Accounts receivable, net                                  11,179                             9,536
 Inventories, net                                           4,617                             4,941
 Other                                                      4,094                             3,857
                                                  ---------------           -----------------------
  Total current assets                                     21,175                            22,794
Property, plant and equipment, net                         18,725                            19,232
Intangible assets, net                                     93,084                            93,834
Other                                                         568                               522
                                                  ---------------           -----------------------
  Total assets                                    $       133,552           $               136,382
                                                  ===============           =======================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $         2,008           $                 2,891
 Accrued liabilities                                        2,984                             5,443
 Current portion of long-term debt                            575                               631
                                                  ---------------           -----------------------
  Total current liabilities                                 5,567                             8,965
Long-term debt, less current portion                       82,529                            82,498
Deferred income taxes                                       7,712                             7,639
                                                  ---------------           -----------------------
  Total liabilities                                        95,808                            99,102
                                                  ---------------           -----------------------
Shareholders' equity:
 Common stock                                                  10                                10
 Additional paid-in capital                                24,990                            24,990
 Retained earnings                                         12,513                            12,032
 Foreign currency translation adjustment                      231                               248
                                                  ---------------           -----------------------
  Total shareholders' equity                               37,744                            37,280
                                                  ---------------           -----------------------
  Total liabilities and shareholders' equity      $       133,552                           136,382
                                                  ===============           =======================

The accompanying notes are an integral part of the consolidated financial statements.

                               PENDA CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                               (UNAUDITED)
                                              -------------------------------------------
                                                      1998                   1997
                                               (in thousands, except for per share data)
Net sales                                     $              18,391    $           18,878
Cost of sales                                                12,166                13,459
                                              ---------------------    ------------------
        Gross profit                                          6,225                 5,419
Selling, general and administrative expenses                  2,538                 2,605
Amortization                                                    774                   771
                                              ---------------------    ------------------
        Operating income                                      2,913                 2,043
Interest expense                                              2,247                 2,264
                                              ---------------------    ------------------
        Income (loss) before income taxes                       666                  (221)
Provision (benefit) for income taxes                            185                   (55)
                                              ---------------------    ------------------
        Net income (loss)                     $                 481    $             (166)
                                              =====================    ==================
Earnings (loss) per share of common stock
        Basic                                 $                0.47    $            (0.17)
                                              =====================    ==================
        Diluted                               $                0.47    $            (0.17)
                                              =====================    ==================
Weighted average common shares outstanding
        Basic                                                 1,017                   997
                                              =====================    ==================
        Diluted                                               1,017                   997
                                              =====================    ==================

The accompanying notes are an integral part of the consolidated financial statements.

                               PENDA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              THREE MONTHS ENDED MARCH 31,
                                                                     (UNAUDITED)
                                                      --------------------------------------------
                                                              1998                   1997
                                                      -----------------      ---------------------
OPERATING ACTIVITIES:                                                 (in thousands)
Net income (loss)                                     $             481      $                (166)
Non-cash adjustments to net income (loss)
         Depreciation                                               795                        766
         Amortization                                               774                        771
         Deferred income tax provision                              171                        468
Net change in other assets and liabilities
         Accounts receivable - net                               (1,643)                        68
         Inventories - net                                          324                       (443)
         Accounts payable                                          (883)                       115
         Accrued interest                                        (2,459)                    (3,379)
         Other                                                     (375)                      (324)
                                                      -----------------      ---------------------
Net cash (used in) provided by operating activities              (2,815)                    (2,124)
                                                      -----------------      ---------------------
INVESTING ACTIVITIES:
Payment of contingent acquisition consideration                                             (2,000)
Capital expenditures                                               (304)                       (51)
                                                      -----------------      ---------------------
Net cash (used in) provided by investing activities                (304)                    (2,051)
                                                      -----------------      ---------------------
FINANCING ACTIVITIES:
Net proceeds (payments), revolving credit borrowings                                         4,000
Payments on capital leases                                          (56)                       (52)
Purchase of common stock                                                                      (109)
                                                      -----------------      ---------------------
Net cash (used in) provided by financing activities                 (56)                     3,839
                                                      -----------------      ---------------------
Net increase (decrease) in cash and cash equivalents             (3,175)                      (336)
Cash and cash equivalents at beginning of period:                 4,460                      1,970
                                                      -----------------      ---------------------
Cash and cash equivalents at end of period:           $           1,285      $               1,634
                                                      =================      =====================

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

     These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. These financial statements include the accounts of the Company's wholly-owned subsidiaries, and all significant intercompany transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the SEC.

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

2.   INVENTORIES

     Inventories at March 31, 1998 consist of the following (in thousands):

     Finished goods                                    $     2,518
     Work in process                                           289
     Raw materials and supplies                              2,328
     Less allowance for inventory obsolescence                (518)
                                                       -----------
                                                       $     4,617
                                                       ===========

3.   FOREIGN CURRENCY TRANSLATION

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

     The functional currency of the Company's Australian subsidiary is the Australian dollar; accordingly, assets and liabilities are translated using the current exchange rate and the income statement is translated using the weighted average exchange rate for the year. Resulting translation adjustments are recorded directly to a separate component of shareholders equity.


4.   COMPREHENSIVE INCOME

      As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components: however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

      The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:

                                              1998           1997
                                          ------------   ------------
Net Income                                $        481   $       (166)
Unrealized gains on securities                       0              0
Foreign currency translation adjustments           (35)            64
                                          ------------   ------------
Comprehensive income                      $        446   $       (102)
                                          ============   ============

      The only component of accumulated comprehensive income is foreign currency translation adjustments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

     Comparison of Quarters Ended March 31, 1998 and 1997

     NET SALES: Net sales decreased $0.5 million, or 2.6%, from $18.9 million in the first quarter of 1997 to $18.4 million in the first quarter of 1998. This decrease is due to the loss of the Ford business in February 1997, which has been partially offset by new and increased aftermarket sales as well as the start of sales to General Motors.

     COST OF GOODS SOLD AND GROSS PROFIT: Cost of sales decreased $1.3 million, or 5.1% of net sales, from $13.5 million in the first quarter of 1997 to $12.2 million in the first quarter of 1998. The decrease is related to the reduction in volume and the impact of the Company's cost reduction program. Gross profit increased $0.8 million, and 5.1% of net sales, from $5.4 million in the first quarter of 1997 to $6.2 million in the first quarter of 1998. Gross profit margins increased from 28.7% in the first quarter of 1997 to 33.8% the first quarter of 1998. This improvement resulted from the Company's cost reduction efforts plus a stabilization of pricing as a result of the Company's sales and marketing efforts.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expense costs decreased $0.1 million, from $2.6 million in the first quarter of 1997 to $2.5 million in the first quarter of 1998. As a percentage of sales, selling, general and administrative expenses remained constant at 13.8% of net sales for both first quarters of 1997 and 1998.

     OPERATING INCOME: Operating income increased $0.9 million, or 5.0% of net sales, from $2.0 million in the first quarter of 1997 to $2.9 million in the first quarter of 1998.

     INTEREST EXPENSE: Interest expense remained constant at $2.2 million and 12% of net sales for both first quarters.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements for its operations are working capital (principally inventory and accounts receivable) and capital expenditures. In addition, the Company has annual note payments of $400,000 and semi-annual interest (only) payments due on its unsecured 10.75% Senior Notes due in 2004 ("Notes") and, if used, quarterly payments due on its revolving Credit Facility. The Company's working capital at March 31, 1998 was $15.8 million compared to $13.8 million at December 31, 1997.

     The Company's consolidated debt-to-equity ratio declined to 2.20:1 at
March 31, 1998 from 2.23:1 at December 31, 1997.   At March 31, 1998, the
Company had $83.0 million of outstanding debt, including $80.0 million of senior notes payable, $1.6 million in various notes payable, and $1.4 million in capital lease obligations. During the first quarter of 1998, the Company borrowed and repaid $1.0 million under its revolving credit facility. As of March 31, 1998, the Company had $15.8 million borrowing ability available under the Credit Facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against claims in an amount, which it believes to be adequate. The Company believes that it is not presently a party to any such ordinary course litigation the outcome of which would have of material developments in certain non-ordinary course litigation more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by reference.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not Applicable

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See below

(b) No reports on Form 8K have been filed for the quarter ended March 31, 1998.


27 Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PENDA CORPORATION


Date:  April 30, 1998       By: /s/ Jack L. Thompson
                            --------------------------------------------
                            Jack L. Thompson
                            President and Chief Executive Officer
                            (Principal Executive Officer)



Date: April 30, 1998        By: /s/ Leo. E. Waner
                            --------------------------------------------
                            Leo E. Waner
                            Vice President - Chief Financial Officer
                            (Principal Financial and Accounting Officer)