Form 10-Q
period 1998-06-30
PENDA CORP
filed 1998-08-10
CIK 921745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                 (608) 742-5301
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---  ---
At July 15, 1998, the Registrant had 1,016,624.2679 shares of $0.01 par value common stock outstanding.

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

         Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, particularly "Part 1 Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Part 2, Item 1 Legal Proceedings" describe factors, among others, that could contribute to or cause such differences.

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

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                                PENDA CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                 JUNE 30, 1998          DECEMBER 31,
                                                  (UNAUDITED)               1997
                                             -------------------     ---------------
ASSETS
Current assets:
   Cash and cash equivalents                    $          7,213      $       4,460
   Accounts receivable, net
                                                          13,157              9,536
   Inventories, net
                                                           4,881              4,941
   Refundable income taxes
                                                           2,655              3,173
   Deferred income taxes
                                                             539                539
   Other
                                                             315                145
                                                -----------------    ---------------
      Total current assets                                28,760             22,794

Property, plant and equipment
   Land and improvements
                                                             735                735
   Buildings and improvements
                                                           7,079              7,079
   Machinery and equipment
                                                          18,423             18,598
   Furniture and fixtures
                                                           1,128              1,242
   Construction in progress
                                                           1,324                538
                                                -----------------    ---------------
                                                          28,689             28,192
   Less accumulated depreciation                          10,282              8,960
                                                -----------------    ---------------
Net property, plant and equipment                         18,407             19,232
Goodwill and other intangible assets, net                 92,802             94,349
Other                                                         45                  7
                                                -----------------    ---------------
      Total assets                              $        140,014     $      136,382
                                                =================    ===============


                                PENDA CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                 JUNE 30, 1998            DECEMBER 31,
                                                                   (UNAUDITED)               1997
                                                               --------------------    ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $                3,036  $              2,890
   Accrued interest
                                                                             2,925                 2,927
   Employee compensation
                                                                             1,211                   881
   Current maturities of long-term debt
                                                                               641                   631
   Other accrued liabilities
                                                                             2,426                 1,636
                                                               --------------------    ------------------
      Total current liabilities                                             10,239                 8,965

Long-term debt, less current portion
                                                                            82,375                82,498
Deferred income taxes
                                                                             8,110                 7,639
                                                               --------------------    ------------------
      Total liabilities                                                    100,724                99,102
                                                               --------------------    ------------------

Shareholders' equity:
   Common stock
                                                                                10                    10
   Additional paid-in capital
                                                                            24,990                24,990
   Retained earnings
                                                                            14,102                12,032
   Foreign currency translation adjustment
                                                                               188                   248
                                                               --------------------    ------------------
      Total shareholders' equity                                            39,290                37,280
                                                               --------------------    ------------------
      Total liabilities and shareholders' equity            $              140,014  $            136,382
                                                               ====================    ==================


The accompanying notes are an integral part of the consolidated financial statements.

                               PENDA CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME



                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          ------------------                     ----------------
                                                               JUNE 30,                              JUNE 30,
                                                             (UNAUDITED)                           (UNAUDITED)
                                                     ---------------------------           ---------------------------

                                                        1998             1997                 1998              1997

    Net sales                                         $   22,737     $    19,060            $    41,128      $  37,938
    Cost of sales                                         13,457          12,864                 25,623         26,323
                                                      -----------    ------------           ------------     ----------
             Gross profit                                  9,280           6,196                 15,505         11,615

    Selling expenses                                       2,189           1,538                  3,482          2,742
    General and administrative expenses                    1,378           1,328                  2,511          2,583
    Amortization                                             773             773                  1,547          1,544
                                                      -----------    ------------           ------------     ----------
             Operating income                              4,940           2,557                  7,965          4,746

    Interest expense                                       2,244           2,355                  4,491          4,619
    Other (income) expense, net                              115            (209)                   227            (63)
                                                      -----------    ------------           ------------     ----------
             Income before income taxes                    2,581             411                  3,247            190

    Provision for income taxes                               992             176                  1,177            121
                                                      -----------    ------------           ------------     ----------
             Net income                               $    1,589     $       235            $     2,070      $      69
                                                      ===========    ============           ============     ==========

    Earnings per share of common stock
             Basic                                    $     1.56     $      0.24            $      2.04      $    0.07
                                                      ===========    ============           ============     ==========
             Diluted                                  $     1.56     $      0.24            $      2.04      $    0.07
                                                      ===========    ============           ============     ==========

    Weighted average common shares outstanding
             Basic                                         1,017             996                  1,017            997
                                                      ===========    ============           ============     ==========
             Diluted                                       1,017             996                  1,017            997
                                                      ===========    ============           ============     ==========



The accompanying notes are an integral part of the consolidated financial statements.

                              PENDA CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                       (UNAUDITED)
                                                                   ------------------------------------------------
                                                                           1998                       1997
                                                                   ---------------------       --------------------
OPERATING ACTIVITIES:
        Net income                                                      $         2,070             $           69
        Adjustments to reconcile net income to net cash
             provided by operating activities:
     Depreciation                                                                 1,596                      1,530
     Amortization                                                                 1,547                      1,544
     Deferred income taxes                                                          471                        266
     Changes in assets and liabilities, net of effects
       from purchase of business assets:
         Accounts receivable                                                     (3,621)                     1,316
         Inventories                                                                 60                       (374)
         Refundable income taxes                                                    518                        351
         Accounts payable                                                           146                     (1,888)
         Accrued interest                                                           (2)                        (15)
         Other                                                                      852                     (1,485)
                                                                        ---------------             --------------
Net cash provided by operating activities                                         3,637                      1,314
                                                                        ---------------             --------------

INVESTING ACTIVITIES:
Purchase of business assets                                                           -                     (2,000)
Capital expenditures                                                               (771)                      (166)
Proceeds from insurance claims                                                        -                        298
                                                                        ---------------             --------------
Net cash used in investing activities                                              (771)                    (1,868)
                                                                        ---------------             --------------

FINANCING ACTIVITIES:
Net proceeds, revolving credit borrowings                                             -                      1,000
Payments on capital leases                                                         (113)                      (105)
Purchase of common stock                                                              -                       (109)
                                                                        ---------------             --------------
Net cash (used in) provided by financing activities                                (113)                       786
                                                                        ---------------             --------------

Net increase in cash and cash equivalents                                         2,753                        232
Cash and cash equivalents at beginning of period:                                 4,460                      1,970
                                                                        ===============             ==============
Cash and cash equivalents at end of period:                             $         7,213             $        2,202
                                                                        ===============             ==============


The accompanying notes are an integral part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

1.       BASIS OF PRESENTATION

         Penda Corporation (the "Company" or "Penda") is one of the world's largest manufacturers and suppliers of pickup truck accessories serving original equipment manufacturers ("OEMs") and the automotive aftermarket (the "aftermarket"). The Company manufacturers thermoformed high-density polyethylene plastic pickup truck bedliners that are designed to both enhance the vehicle's appearance and help protect truck beds from damage, thereby extending the useful life and increasing the resale value of the pickup truck. The Company also manufactures fiberglass accessory products for pickup trucks, vans, and Class 8 trucks that are sold by truck dealers, specialty automotive stores, other retailers, and OEMs. Other truck accessories including bed mats, tailgate liners, hood protectors, side window air deflectors, cargo tie-downs, toolboxes, and cargo liners designed for sport utility vehicles and other light trucks are also distributed through the Company's OEM and aftermarket distribution systems

         These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. These financial statements include the accounts of the Company's wholly-owned subsidiaries, and all significant intercompany transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the SEC.

2.       INVENTORIES

         Inventories consist of the following (in thousands):


                                                                     June 30,           December 31,
                                                                       1998                 1997
                                                                  ---------------      ---------------
           Finished goods                                           $   2,828               $   2,922
           Work in process                                                499                     534
           Raw materials and supplies                                   2,059                   2,013
           Less allowance for inventory obsolescence                     (505)                   (528)
                                                                    ---------               ---------
                                                                    $   4,881               $   4,941
                                                                    =========               =========


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

4.        COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Financial Accounting Standards Board (SFAS) No. 130, Reporting Comprehensive Income which establishes new rules for the reporting and display of comprehensive income and its components: however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No.130 requires the securities and foreign currency translation adjustments, which prior to adoption was reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         The components of comprehensive income, net of related tax are as follows:


                                                                Six months ended             Year ended
                                                                  June 30, 1998           December 31, 1997
                                                              ----------------------     ----------------------
                  Net Income                                         $ 2,070                     $  69
                  Foreign currency translation adjustments               (60)                       31
                                                              ----------------------     ----------------------
                  Comprehensive income                               $ 2,010                     $ 100
                                                              ======================     ======================




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

         Comparison of Quarters Ended June 30, 1998 and 1997

         NET SALES: Net sales increased $3.7 million, or 19.3%, from $19.0 million in the second quarter of 1997 to $22.7 million in the second quarter of 1998. This increase is due to increased aftermarket sales as well as the start of sales to General Motors.

         COST OF GOODS SOLD AND GROSS PROFIT: Cost of sales increased $0.6 million, or 4.6% from $12.9 million in the second quarter of 1997 to $13.5 million in the second quarter of 1998. The increase is related to improved sales volumes, offset by the impact of the Company's cost reduction program. Gross profit increased $3.1 million, or 49.8% from $6.2 million in the second quarter of 1997 to $9.3 million in the second quarter of 1998. Gross profit margins increased from 32.5% in the second quarter of 1997 to 40.8% the second quarter of 1998. This improvement resulted from the Company's cost reduction efforts plus stabilization of pricing as a result of the Company's sales and marketing efforts.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $0.7 million, or 24.5% from $2.9 million in the second quarter of 1997 to $3.6 million in the second quarter of 1998. As a percentage of sales, selling, general and administrative expenses increased from 15.0% in the second quarter of 1997 to 15.7% in the second quarter of 1998. This increase was due to additional marketing expenses related to a spring promotional campaign on bedliners, black Hide-a-Hooks, and Tri-Step running boards.

         OPERATING INCOME: As a result, operating income increased $2.4 million or 93.2% from $2.5 million in the second quarter of 1997 to $4.9 million in the second quarter of 1998.

         INTEREST EXPENSE: Interest expense decreased $0.1 million or 4.7% from $2.3 million in the second quarter of 1997 to $2.2 million in the second quarter of 1998.

         Comparison of Six Months Ended June 30, 1998 and 1997

         NET SALES: Net sales increased $3.2 million, or 8.4%, from $37.9 million in the first six months of 1997 to $41.1 million in the first six months of 1998. This increase is due to improved aftermarket sales as well as the start of sales to General Motors, partially offset by the loss of the Ford business in February, 1997.

         COST OF GOODS SOLD AND GROSS PROFIT: Cost of sales decreased $0.7 million, or 2.7% from $26.3 million in the first six months of 1997 to $25.6 million in the first six months of 1998. The decrease is related to the reduced raw material costs and the impact of the Company's cost reduction program. Gross profit increased $3.9 million, or 33.5% from $11.6 million in the first six months of 1997 to $15.5 million in the first six months of 1998. Gross profit margins increased from 30.6% in the first six months of 1997 to 37.7% the first six months of 1998. This improvement resulted from the Company's cost reduction efforts plus stabilization of pricing as a result of the Company's sales and marketing efforts.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $0.7 million, or 12.5% from $5.3 million in the first six months of 1997 to $6.0 million in the first six months of 1998. As a percentage of sales, selling, general and administrative expenses increased from 14.0% in the first six months of 1997 to 14.6% in the first six months of 1998. This increase was due to additional marketing expenses related to a spring promotional campaign on bedliners, black Hide-a-Hooks, and Tri-Step running boards.

         OPERATING INCOME: As a result, operating income increased $3.2 million or 67.8% from $4.8 million in the first six months of 1997 to $8.0 million in the first six months of 1998.

         INTEREST EXPENSE: Interest expense decreased $0.1 million or 2.8% from $4.6 million in the first six months of 1997 to $4.5 million in the first six months of 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements for its operations are working capital (principally inventory and accounts receivable) and capital expenditures. In addition, the Company has annual note payments of $400,000 and semi-annual interest (only) payments due on its unsecured 10.75% Senior Notes due in 2004 ("Notes") and, if used, quarterly payments due on its revolving Credit Facility. The Company's working capital at June 30, 1998 was $18.5 million compared to $13.8 million at December 31, 1997.

         The Company's consolidated debt-to-equity ratio declined to 2.11:1 at June 30, 1998 from 2.23:1 at December 31, 1997. At June 30, 1998, the Company had approximately $83.0 million of outstanding debt, including $80.0 million of senior notes payable, $1.6 million in various notes payable and $1.4 million in capital lease obligations. During the first six months of 1998, the Company borrowed and repaid $1.0 million under its revolving credit facility. As of July 15, 1998, the Company had no outstanding borrowings and $16.5 million of borrowing ability available under the Credit Facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against claims in an amount which it believes to be adequate. The Company believes that it is not presently a party to any such ordinary course litigation the outcome of which would have a material adverse effect on its financial condition or results of operations. Set forth below is an update of material developments in certain non-ordinary course litigation more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, incorporated herein by reference.

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

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See below

(b) No reports on Form 8K have been filed for the quarter ended June 30, 1998.

Exhibit Description
10.1 Master Lease between Penda Corporation and Firstar Equipment Finance Corporation dated December 26, 1995.
27.1     Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PENDA CORPORATION

Date:  July 23, 1998                By: /s/ Jack L. Thompson
                                        --------------------
                                    Jack L. Thompson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  July 23, 1998                By: /s/ Leo. E. Waner
                                        -----------------
                                    Leo E. Waner
                                    Vice President - Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT 10.1
MASTER LEASE BETWEEN PENDA CORPORATION AND FIRSTAR EQUIPMENT FINANCE CORPORATION
                             DATED DECEMBER 26, 1995

                             MASTER LEASE AGREEMENT

    THIS MASTER LEASE AGREEMENT ("MLA") by and between FIRSTAR EQUIPMENT FINANCE CORPORATION ("Lessor"), whose address is 777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202 and Penda Corporation ("Lessee") whose address is 2344 West Wisconsin Street, Portage, WI 53901-0449.

    1. DEFINITIONS. For purposes of this MLA: (a) "Schedule" shall mean each Lease Schedule executed by the parties now or hereafter, and all attachments thereto; (b) "Equipment" shall mean all units of equipment and other property described in the Schedule(s), and all accessories, upgrades, additions, substitutions, replacement parts, tools, software licenses, contract rights, subleases, permits, licenses, chattel paper, warranty and maintenance agreements and general intangibles pertaining thereto now or hereafter arising, and all proceeds from any of the foregoing (including any insurance proceeds); and (c) "MLA" shall mean this Master Lease Agreement and all Schedules, and attachments thereto, and any other written agreements by and between Lessor and Lessee with respect to this MLA, the Schedule(s) or the Equipment plus any insurance agreements regarding the Equipment, any opinions of counsel, any disclaimers regarding the Equipment, and any guaranties and/or letters of credit relating to Lessee's obligations under the MLA, and any amendments to any of the foregoing.

    2. LEASE OF EQUIPMENT. Subject to the conditions set forth herein, Lessee agrees to lease from Lessor the Equipment described in each Schedule. Lessee shall be deemed to have unconditionally accepted the Equipment upon Lessee's execution of each Schedule. If Lessee shall fail to accept any item within sixty
(60) days from delivery, Lessor has the right to decline to lease such Equipment to Lessee and Lessee shall be solely responsible (on its own account) to satisfy all obligations to the manufacturer/vendor regarding such non-accepted Equipment (and regardless of the non-conformity of such Equipment). In the event Lessor orders the Equipment on behalf of Lessee, Lessor shall have no liability to Lessee for any delay or failure by the manufacturer/vendor to deliver any of the Equipment to Lessee. Notwithstanding anything to the contrary herein, Lessor is not obligated to lease any item of Equipment to Lessee in the event: (a) Lessee has not obtained the appropriate license, permit, and certificate as required under federal, state or local environmental laws; or (b) delivery, installation and/or testing expenses for any item of Equipment exceed ten (10) percent of the total cost of such Equipment. To the extent Lessor has reason to believe the Equipment is being used in violation of applicable environmental laws, Lessor has the right to enter the premises where the Equipment is located and conduct an environmental audit of Lessee's operation of the Equipment and the handling of any materials or effluents associated therewith; and Lessee agrees to cooperate fully with such environmental audit and bear all costs associated therewith.

    3. TERM OF LEASE AND RENT. The term of each lease of the Equipment is described in each Schedule and commences upon the date Lessee accepts the Equipment in accordance with Section 2 above. The rent for the Equipment is designated in each Schedule. Lessee shall pay Lessor said rent at the times set forth in each Schedule and at the office of Lessor (unless Lessor designates in writing otherwise). All payments received by Lessor shall first be applied to any accrued late charge(s) and other non-rental obligations owed by Lessee hereunder, and then to any unpaid rents. Time is of the essence as to the payment of rent and all other monies due Lessor hereunder. THIS MLA AND EACH SCHEDULE ARE NON-CANCELABLE AND NON-TERMINABLE BY EITHER PARTY EXCEPT AS EXPRESSLY SET FORTH HEREIN, AND LESSEE MAY NOT PREPAY ANY RENTS OR OTHER OBLIGATIONS HEREUNDER WITHOUT THE WRITTEN CONSENT OF LESSOR.

    4. USE, MAINTENANCE, AND MODIFICATION OF EQUIPMENT. (a) Lessee shall use the Equipment in a careful manner, within its recommended capacities and only for the purpose(s) for which it is designed. Lessee shall comply with all laws, regulations and ordinances relating to the possession and use of the Equipment (including, without limitation, job safety, health, fire and environmental laws). At Lessee's expense, Lessee shall keep the Equipment in good repair and working order (including, without limitation, providing any and all parts, mechanisms, environments and software required or recommended by the manufacturer and/or supplier of the Equipment). Lessor shall have no obligation to deliver, install, test, adjust, maintain or service the Equipment or provide substitute or replacement Equipment; and Lessee shall arrange for and bear the full cost of all such matters. At any time upon Lessor's request, Lessee shall provide Lessor with a satisfactory certificate(s) from a qualified third party that the Equipment has been properly maintained and complies with all applicable health, safety and environmental laws.

    (b) Without the prior written consent of Lessor, Lessee shall not make any alterations, additions or improvements to the Equipment unless such modifications do not: (i) impair the originally intended function or use of any unit of Equipment; (ii) impair any maintenance agreement(s), warranties or licenses with respect to any unit of Equipment; or (iii) cause material damage to any unit of Equipment upon removal ("Permitted Modifications"). Lessee also grants Lessor a right of first refusal as to the lease of any upgrades or additions to the Equipment. Lessee shall remove all Permitted Modifications upon return of the Equipment without damage to the Equipment; all Permitted Modifications and other additions to the Equipment not so removed shall be deemed the sole property of Lessor.

    5. OWNERSHIP AND INSPECTION OF EQUIPMENT. The Equipment shall at all times remain the exclusive property of Lessor. Lessee shall have no right, title or interest in the Equipment except as expressly set forth herein. Lessee shall give Lessor immediate notice of any attempt by third parties to seize any unit of Equipment. Lessee shall not change or remove any insignia lettering or identification on the Equipment; and shall keep for safe-keeping any manuals, drawings, specifications, computer disks, maintenance agreements and records or any other written information regarding the Equipment (and any associated hardware or software). Lessor may supply Lessee with labels or other markings stating that the Equipment is owned by Lessor, and Lessee shall promptly affix same to the Equipment in a prominent place. Lessee shall maintain the Equipment as removable personal property notwithstanding the fact that the Equipment (or any part thereof) may become attached to, imbedded in, or resting on any real property or any building thereon. At any time during Lessee's ordinary business hours, Lessor shall have the right to enter the premises where the Equipment is located to inspect and/or test the Equipment, and show the Equipment to prospective purchasers and lessees; and Lessee shall cooperate with Lessor in conducting such activities. Lessee shall not impose any restrictions on Lessor's access to the Equipment.

    6. LOSS OF AND DAMAGE TO THE EQUIPMENT (STIPULATED LOSS VALUE). Until such time as Lessor accepts physical surrender of the Equipment from Lessee in writing, Lessee hereby assumes the entire risk of loss and damage to the Equipment from every cause whatsoever (notwithstanding the existence of any insurance on the Equipment in favor of Lessor). If any unit of Equipment is damaged, Lessee shall place such Equipment in good repair and working order to the satisfaction of Lessor. If any unit of Equipment is determined by Lessor to be lost, stolen or damaged beyond repair, Lessee shall (at Lessor's option): (i) replace such Equipment with equipment of equivalent value, utility and characteristics; or (ii) pay Lessor in cash the greater of the fair market value of such Equipment or the "Stipulated Loss Value" for such unit of Equipment as set forth in the Schedule. Upon Lessee's payment in good funds of the amount required, this MLA shall terminate with respect to such unit of Equipment and Lessee shall be deemed the owner of such Equipment "AS IS" and "WHERE IS" WITHOUT ANY WARRANTY (EXPRESS OR IMPLIED) BY LESSOR WITH RESPECT TO ANY MATTER WHATSOEVER (INCLUDING MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE) EXCEPT THAT LESSOR HAS NOT CAUSED ANY SECURITY INTEREST, LIEN OR ENCUMBRANCE TO ATTACH AGAINST SUCH EQUIPMENT.

    7. INSURANCE. Lessee shall insure the Equipment to Lessor's satisfaction against all risks of loss and damage, and shall carry comprehensive public liability and property damage insurance satisfactory to Lessor. Lessee shall pay the premiums for all such insurance, and shall deliver to Lessor satisfactory written evidence of the required insurance coverage at the time Lessee accepts the Equipment. Lessor shall have the exclusive right, and Lessee hereby appoints Lessor as Lessee's attorney-in-fact (coupled with an interest), to make and settle any claims under, receive any payments on, and execute and endorse any documents, checks or drafts respecting any insurance (and proceeds therefrom) regarding the Equipment. In the event any insurance proceeds are paid or payable with respect to any unit of Equipment, such insurance proceeds shall be applied (at Lessor's option) toward: (i) the replacement, restoration or repair of such Equipment; or (ii) satisfaction of Lessee's obligations hereunder.

    8. PAYMENT OF TAXES, FEES & LESSOR'S EXPENSES. (a) Lessee shall keep the Equipment free and clear of all security interests, liens, encumbrances and claims of any kind; and Lessee shall promptly pay all municipal, state and federal taxes (including unitary taxes, receipts taxes, and apportionment taxes), assessments and/or charges (including any governmental charges to audit Lessor's records regarding this MLA or the Equipment except Lessor's income tax records) which may now or hereafter be imposed regarding the acquisition, ownership, lease, sale, possession, use or transfer of the Equipment; excluding any federal or Wisconsin taxes imposed on or measured by Lessor's general income except to the extent provided in each Schedule. At Lessee's own expense, Lessee shall obtain, prepare and deliver to Lessor: (i) all returns and/or filings required by applicable law pertaining to such governmental taxes, assessments, and/or charges; and, (ii) all licenses, certificates, registrations and/or permits required for the ownership, possession and/or use of the Equipment ("Certificates"). Lessee shall maintain and renew all such Certificates, and shall take all necessary steps necessary to avoid the cancellation, suspension and/or revocation of such Certificates, and/or any material adverse amendment thereto.

    (b) Lessee shall promptly pay all costs, charges, expenses and obligations of every kind and nature (including reasonable attorneys' fees of outside and in-house counsel) incurred by or on behalf of Lessor regarding the exportation, importation, shipment, delivery, possession, use, lease, tax treatment, return, repossession, storage and transfer of any unit of Equipment whenever and however arising, and for any termination and/or amendment of this MLA or any Schedule, and for the exercise of any rights or remedies with respect to MLA. In the event Lessee fails to procure or maintain the insurance required under Section 7 above, or fails to promptly pay any amounts required to be paid by Lessee herein, Lessor shall have the right (but shall not be obligated) to procure such insurance and/or pay such amounts on behalf of Lessee. In such event, Lessee shall promptly reimburse Lessor for the amount thereof on demand. If Lessee fails to pay any amount(s) when due hereunder, such amount(s) shall accrue interest until paid at 6% per annum plus the prime rate as announced by Firstar Bank Milwaukee, N.A. from time to time or the highest rate permitted by law (whichever is lower).

    9. WARRANTIES. (a) Lessee warrants that it is duly organized and in good standing under the laws of its state of incorporation; that Lessee is qualified to do business in those states wherein the Equipment is located; that the execution of this MLA and each Schedule has been duly authorized; and that the execution and performance of this MLA or any Schedule by Lessee will not cause Lessee to be in default under any material agreements or in violation of any applicable laws.

    (b) LESSEE REPRESENTS TO LESSOR THAT LESSEE HAS SELECTED THE TYPE, QUANTITY AND SUPPLIER OF THE EQUIPMENT; AND THAT THE EQUIPMENT IS OF A DESIGN, SIZE, QUALITY AND CAPACITY REQUIRED BY LESSEE, AND IS SUITABLE FOR LESSEE'S PURPOSES. LESSOR IS NOT A MANUFACTURER OR SUPPLIER OF THE EQUIPMENT NOR AN AGENT OF THE MANUFACTURER OR SUPPLIER OF THE EQUIPMENT, AND LESSOR DOES NOT ENDORSE OR PROMOTE ANY ITEM OF EQUIPMENT. NO REPRESENTATIONS OR PROMISES MADE BY ANY MANUFACTURER, SUPPLIER OR DISTRIBUTOR OF THE EQUIPMENT SHALL BE BINDING ON LESSOR. LESSOR MAKES NO WARRANTY OR REPRESENTATION (EITHER EXPRESS OR IMPLIED) TO LESSEE AS TO THE FITNESS, QUALITY, DESIGN, CONDITION, CAPACITY, SAFETY, SUITABILITY, MERCHANTABILITY OR PERFORMANCE OF THE EQUIPMENT (INCLUDING ITS CONFORMITY WITH APPLICABLE LAW AND REGULATIONS), TITLE TO THE EQUIPMENT, OR ANY OTHER MATTER WHATSOEVER. LESSEE AGREES THAT THE EQUIPMENT IS LEASED "AS IS" AND "WHERE IS" AND THAT ALL RISKS REGARDING THE EQUIPMENT ARE TO BE BORNE SOLELY BY LESSEE INCLUDING, WITHOUT LIMITATION, ANY LOSSES OR DAMAGES DUE TO ACTS OF GOD, STRIKES, GOVERNMENTAL ACTION OR OBSOLESCENCE. LESSOR SHALL NOT BE LIABLE TO LESSEE OR ANY OTHER PARTY FOR ANY CLAIM OR MATTER PERTAINING TO THE EQUIPMENT WHATSOEVER INCLUDING, WITHOUT LIMITATION, ANY LOSS OR DAMAGE (DIRECT, INDIRECT OR CONSEQUENTIAL) FROM BUSINESS INTERRUPTION, LOSS OF PROFITS, NONDELIVERY OR LATE DELIVERY OF THE EQUIPMENT, IMPROPER INSTALLATION OR DESIGN OF THE EQUIPMENT, FAILURE OR IMPROPER OPERATION OF THE EQUIPMENT, BREACH OF ANY WARRANTY OR REPRESENTATION MADE BY THE MANUFACTURER AND/OR SUPPLIER OF THE EQUIPMENT, OR ANY INJURY TO PERSONS OR PROPERTY. LESSOR MAKES NO REPRESENTATIONS, WARRANTIES OR PROMISES WITH REGARD TO THE TAX OR ACCOUNTING TREATMENT OF THIS LEASE OR LEASE SCHEDULE, OR THE INTERESTS OF LESSOR AND LESSEE AS REGARDS THE EQUIPMENT.

    (c) Lessee acknowledges that it has reviewed and approved all contracts and agreements pertaining to Lessor's acquisition of the Equipment prior to leasing the Equipment, and that Lessee accepts the terms and limitations of any warranties, license and/or provisions contained therein. To the extent assignable by Lessor, all warranties and licenses made by the manufacturer and/or supplier of the Equipment are hereby assigned to Lessee for the lease term applicable to such Equipment. At Lessee's sole expense and in Lessee's own name only, Lessor hereby authorizes Lessee to enforce any such warranties or licenses made with respect to the Equipment upon written notice to Lessor; and Lessor is under no obligation to enforce any warranties or license regarding the Equipment. Notwithstanding the foregoing, Lessee shall not commence any legal proceedings to enforce any warranty or license except upon the prior written consent of Lessor (which consent shall not be unreasonably withheld). Lessor makes no representations or warranties as to the existence, sufficiency or enforceability of any warranties or licenses regarding the Equipment; and Lessee's and Sub-Lessee's sole remedy for any defect in or nonconformity of the Equipment is against the manufacturer/vendor thereof.

    10. INDEMNITY. Notwithstanding the existence of any insurance in favor of Lessor, Lessee shall promptly defend, indemnify and save Lessor harmless from and against: (a) any and all loss of or damage to the Equipment (except ordinary wear and tear resulting from proper use of the Equipment); and (b) any claim, action, demand, proceeding, or liability for any damage, loss, injury, cost or expense (including reasonable attorney's fees) which Lessor may be subject to:
(i) relating to the construction, importation, exportation, delivery, installation, ownership, sale, lease, transfer, storage, nonacceptance, rejection, return, or repossession of the Equipment (or any part thereof); (ii) resulting from the use, maintenance, repair, replacement, operation or condition of the Equipment (or any part thereof); (iii) arising by reason of any act or omission of Lessee or Lessee's violation of any law, regulation or ordinance pertaining to the Equipment; (iv) as a result of any claim for patent, copyright, trademark or other proprietary right infringement relating to the Equipment or the use thereof; (v) as a result of any tort, negligence or strict liability claim respecting the Equipment and/or the use thereof (including, without limitation, any contribution and/or subrogation claims relating thereto); or (vi) as a result of any third party claim to the Equipment. The foregoing collectively called the "Indemnity Claims." Lessee agrees to give Lessor prompt written notice of any Indemnity Claims described in this Section
10. Notwithstanding the foregoing, Lessee shall not be obligated to indemnify Lessor for any Indemnity Claim caused proximately by the willful misconduct of Lessor.

    11. RETURN OF EQUIPMENT. Upon the termination or cancellation of this MLA or of any Schedule (as applicable) whether by passage of time or otherwise, Lessee shall promptly return to Lessor all (and only all) of the Equipment subject to this MLA or the Schedule (as applicable) in good repair and working order (excepting only ordinary wear and tear resulting from the proper use of the Equipment) assembled and packed for shipment per the manufacturer's specifications, and containing all engineering and product changes prescribed or recommended by the manufacturer thereof prior to return of the Equipment. Upon request by Lessor and at Lessee's expense, Lessee shall deliver such Equipment to any place designated by Lessor within the continental United States. At Lessor's option, Lessee shall permit Lessor to store such Equipment (or any unit thereof) at its then existing location at no charge to Lessor. If for any reason Lessee shall fail to return any unit of Equipment as specified by Lessor, Lessee shall pay to Lessor rent equal to 150% of the Base Rate set forth in the applicable Schedule(s) for each month or fraction thereof that such Equipment remains unreturned (Post-Termination Rent). Lessee agrees that such Post-Termination is not a penalty, but liquidated damages for Lessor's inability to take possession of the Equipment for reletting or resale, and for the increased risk of damage to and loss of the Equipment. Acceptance by Lessor of any Post-Termination Rent shall not constitute a renewal of this MLA or the applicable Schedule, nor a waiver of any default under this MLA or the applicable Schedule, nor a waiver of any of Lessor's rights and remedies.

    12. DEFAULT. Any of the following shall constitute an event of default hereunder: (a) Lessee's failure to pay any amounts when due; (b) the unauthorized removal of any unit of Equipment from the location(s) described in the Schedule(s); (c) Lessee's unpermitted assignment of any interest in this MLA or in the Equipment; (d) Lessee (or any guarantor of Lessee's obligations hereunder) making an assignment for the benefit of its creditors, or becoming subject to any proceedings under the U.S. Bankruptcy Code or any state reorganization, receivership, insolvency or dissolution proceedings; (e) the filing of any lien, levy attachment or judgment affecting the Equipment which has not been released or stayed on appeal within ten (10) business days of Lessee's knowledge thereof, or for which a bond satisfactory to Lessor in the full amount of such lien, levy attachment or judgment has not been obtained in favor of Lessor within ten (10) business days of Lessee's knowledge thereof; (f) Lessee's failure to cure any breach of any other provision of this MLA within ten (10) business days of Lessee's knowledge thereof or of Lessee's receipt of Lessor's written notice thereof (whichever occurs earlier); (g) Lessee (or any guarantor of Lessee's obligations hereunder) making any misrepresentations to Lessor now or hereafter; (h) Lessee being in default under any material agreement for the payment of money which has not been cured as provided; or (i) any adverse material change in Lessee's financial condition or business operations (or that of any guarantor of Lessee's obligations hereunder), or any material change in the ownership of Lessee. Upon the occurrence of an event of default, this MLA shall be deemed unconditionally terminated or canceled (at Lessor's option) and expired.

    13. REMEDIES. (a) Upon the occurrence of an event of default hereunder, Lessor shall have the non-exclusive option to: (i) declare the present value of the aggregate rents or the Stipulated Loss Values payable under any or all of the Schedules immediately due and payable; (ii) declare all other amount(s) due Lessor hereunder immediately due and payable; (iii) declare the present value of the residual value of all the Equipment to be immediately due and payable (the "residual value" of the Equipment for these purposes is deemed to be twenty percent (20%) of the Equipment's original cost or the appraised fair market value of the Equipment at the end of the originally scheduled lease term, whichever is greater); (iv) take possession of the Equipment and remove same from its existing location(s) without notice to or consent of Lessee; and store and/or dispose (by public sale or otherwise) of the Equipment at its then existing location(s) at no charge to Lessor; or (v) assert any other remedies available to Lessor at law or in equity (including, without limitation, under the Uniform Commercial Code). For purposes of computing present value hereunder, the discount rate shall be a rate per annum equal to the highest published Ask Yield of any U.S. Treasury Bond, Note or Bill set forth in The Wall Street Journal, Treasury Bonds, Notes and Bills section, having a maturity date closest to the originally scheduled termination date of the applicable Schedule. Any return and/or repossession of the Equipment shall not waive or impair any of Lessor's rights or remedies. Except as otherwise provided for herein or by law, all amount(s) due Lessor after an event of default shall be due and payable without any notice or demand by Lessor, and without regard to any action taken by Lessor regarding the Equipment. All amounts payable herein by Lessee after an event of default shall bear interest until paid at the rate of 2% per annum plus the prime rate as announced from time to time by Firstar Bank Milwaukee, N.A. or the highest rate permitted by law (whichever is lower). Lessee releases Lessor from any requirement to post a bond or surety regarding any repossession or disposition of the Equipment.

    (b) In the event Lessor accepts in writing return of any unit of Equipment, Lessor shall use its best efforts for a period of sixty (60) days thereafter to sell and/or release such Equipment, and Lessee agrees that such attempt shall fully satisfy Lessor's obligation to mitigate its damages. After deducting all expenses of retaking, repairing, holding, transporting, selling and/or reletting the Equipment, the net proceeds (if any) from such sale or reletting by Lessor shall be applied against Lessee's obligations hereunder (without regard to the fact that each Schedule constitutes a separate lease of property). The proceeds of any sale, re-lease or other disposition (if any) shall be applied in the following priorities: (i) First, to pay all Lessor's costs, charges and expenses in taking, removing, holding, repairing, selling, re-leasing and disposing of the Equipment; (ii) second, to the extent not previously paid by Lessee (or by a guarantor of Lessee's obligations hereunder) to pay Lessor all amounts due from Lessee hereunder; (iii) third, to reimburse to Lessee (or any guarantor) any sums previously paid as damages to Lessor by Lessee (or such guarantor); and
(iv) lastly, any surplus shall be retained by Lessor (except as to Equipment leased under Schedules which are not deemed true leases, wherein any surplus shall be retained by Lessee). Lessor shall have the right to seek a deficiency from Lessee notwithstanding Lessor's repossession or abandonment of the Equipment, or Lessor's sale or reletting the Equipment to a third party. After an event of default, Lessee hereby irrevocably appoints Lessor as its attorney-in-fact (coupled with an interest) to do all things necessary to carryout Lessee's obligations under this MLA and with respect to the Equipment. All remedies granted to Lessor herein and at law are cumulative, and may be exercised concurrently or separately. No right or remedy is exclusive of any other right or remedy. Notwithstanding any repossession, reletting or sale of any unit of Equipment by Lessor and/or termination of this MLA, Lessee shall remain fully liable for the performance of its obligations herein.

    (c) To the extent permitted by law, Lessee unconditionally and irrevocably waives any and all recession rights and remedies granted Lessee under Article 2A of the Uniform Commercial Code.

    14. ASSIGNMENT. This MLA shall inure to the benefit of, and shall be binding upon, the successors and assigns of the parties hereto (whether by operation of law or by agreement) except as provided for herein. Upon written notice to Lessee, any or all of Lessor's rights and obligations under this MLA (or any part thereof) and/or any or all of the Lessor's rights and interest in the Equipment (or any part thereof) may be sold, assigned or pledged to a third party without the consent of Lessee. Lessee acknowledges that any such sale, assignment, or pledge of any or all of Lessor's rights and/or obligations hereunder and/or rights and interests in the Equipment shall not be deemed to materially change Lessee's duties or obligations hereunder nor increase the burdens or risks imposed on Lessee for purposes of Article 2A of the Uniform Commercial Code. Notwithstanding the foregoing, no sale, assignment, or transfer by Lessor of this MLA (or any part thereof) or the Equipment (or any part thereof) shall interfere with Lessee's right of quiet enjoyment under this MLA except in the event of a default hereunder. No breach or default by Lessor hereunder shall excuse the full and timely performance by Lessee of its obligations under this MLA to any successor or assignee of Lessor. Lessee agrees to execute a written acknowledgment of the matters set forth herein in favor of (and to the satisfaction of such successor or assignee) upon request. EXCEPT AS IS EXPRESSLY PROVIDED FOR HEREIN, LESSEE SHALL NOT ASSIGN, TRANSFER, OR PLEDGE ANY RIGHT, INTEREST OR OBLIGATION UNDER THIS MLA (OR ANY PART THEREOF) OR ANY RIGHT OR INTEREST IN THE EQUIPMENT (OR ANY PART THEREOF), NOR PERMIT THE EQUIPMENT (OR ANY PART THEREOF) TO BE SUBLEASED OR USED BY ANY PARTY OTHER THAN LESSEE AND ITS EMPLOYEES. UPON ANY SUCH UNPERMITTED ASSIGNMENT, TRANSFER, PLEDGE, OR USE, THIS MLA SHALL IMMEDIATELY TERMINATE OR BE CANCELED AND LESSEE SHALL BE DEEMED IN DEFAULT HEREUNDER. TO THE EXTENT THIS MLA IS ASSIGNABLE OR ASSUMABLE BY OPERATION OF LAW WITHOUT THE CONSENT OF LESSOR, THIS MLA MUST BE ASSIGNED AND/OR ASSUMED IN ITS ENTIRETY.

    15. NET LEASE. THIS MLA CONSTITUTES A NET LEASE, AND LESSEE'S OBLIGATION TO PAY THE RENTS AND OTHER AMOUNTS DUE HEREUNDER (AND THE CONTINUING EFFECTIVENESS AND ENFORCEABILITY OF THIS MLA) ARE ABSOLUTE, UNCONDITIONAL AND INDEPENDENT OBLIGATIONS NOT SUBJECT TO ABATEMENT, DIMINUTION, SUSPENSION, DEFERMENT OR REDUCTION OF, OR OFFSET AGAINST, LESSEE'S OBLIGATIONS HEREUNDER FOR ANY REASON INCLUDING WITHOUT LIMITATION: (1) ANY CLAIMS OF LESSEE AGAINST LESSOR, OR THE MANUFACTURER OR SUPPLIER OF THE EQUIPMENT; (2) ANY DEFECT IN, DAMAGE TO, OR LOSS OR DESTRUCTION OF ANY UNIT OF EQUIPMENT HOWEVER ARISING; OR (3) ANY INTERFERENCE WITH LESSEE'S USE OF ANY UNIT OF EQUIPMENT BY ANY THIRD PARTY (INCLUDING ANY GOVERNMENTAL BODY) EXCEPT AS EXPRESSLY SET FORTH HEREIN. IT IS THE EXPRESS INTENTION OF THE PARTIES HERETO THAT ALL RENTS AND OTHER AMOUNTS PAYABLE BY LESSEE TO LESSOR HEREUNDER SHALL CONTINUE TO BE PROMPTLY AND UNCONDITIONALLY PAID IN ALL EVENTS (EXCEPT ONLY AS LESSEE'S OBLIGATION TO PAY RENT MAY BE TERMINATED PURSUANT TO SECTION 6 ABOVE).

    16. PARTICIPATIONS. At Lessor's sole discretion and without notice to or the consent of Lessee, Lessor may sell a participation in this MLA and/or any Schedule (or any part thereof), to a participant on terms satisfactory to Lessor, and lessor may distribute to actual and potential participants any information regarding Lessee, this MLA, the Equipment, and any guarantor of Lessee's obligation under this MLA. To the extent of such participation(s), each Participant shall be entitled to all of the benefits and/or rights enjoyed by Lessor under this MLA (including, without limitation, all indemnity and reimbursement obligations of Lessee hereunder)..

    17. LATE PAYMENT CHARGE/RESUMPTION OF MLA. Notwithstanding Section 12. above, in the event Lessee fails to make any payment required hereunder or under any Schedule when due, termination of this MLA shall be rescinded and the nonpayment default deemed cured only if (a) Lessor receives the amount of such late payment within five (5) days of the payment due date; or (b) if the payment is more than five (5) days (but less than thirty (30) days) past due, Lessor receives the amount of such late payment, plus a late payment charge of the greater of 5 percent of the amount of such late payment or $50.00.

    18. ADDITIONAL DOCUMENTS. Lessee shall execute and deliver to Lessor such other documents as Lessor may reasonably deem necessary to evidence or protect Lessor's interests in the Equipment and under this MLA. Upon request by Lessor, Lessee shall verify in writing the exact location of the Equipment and identify any unit of Equipment moved since the date of any previous verification, and provide Lessor with a current set of Lessee's financial statements and with maintenance information regarding the Equipment.

    19. GOVERNING LAW & CONSTRUCTION. (a) THIS MLA AND EACH SCHEDULE REPRESENTS THE ENTIRE AGREEMENT OF THE PARTIES AND THEIR PROVISIONS SHALL NOT BE MODIFIED, SUPPLEMENTED OR WAIVED IN ANY MANNER EXCEPT BY THE WRITTEN CONSENT OF THE PARTIES. This MLA shall be construed without regard to any presumption or rule requiring construction against the party causing this MLA to be drafted. If more than one Lessee is named in this MLA (or any Schedule), the liability of such Lessees shall be joint and several. If any provision of this MLA or the application thereof to any party is held invalid or unenforceable for any reason, the other provisions of this MLA and their application shall be unaffected thereby, and shall remain in full force and effect. No delay on the part of Lessor in exercising any right, power, or remedy hereunder shall operate as a waiver thereof; and no single or partial exercise of any right, power or remedy by Lessor hereunder shall preclude any further exercise thereof (or the exercise of any other right, power, or remedy). THE VALIDITY, INTERPRETATION AND ENFORCEMENT OF THIS MLA SHALL BE GOVERNED BY THE LAWS OF THE STATE OF WISCONSIN (IRRESPECTIVE OF SUCH STATE'S CHOICE OF LAWS RULES). THE PARTIES AGREE THAT THE MLA AND EACH SCHEDULE ARE DEEMED TO BE EXECUTED, EFFECTIVE AND PERFORMED IN THE STATE OF WISCONSIN BY VIRTUE OF LESSOR EXECUTING AND ACCEPTING THE MLA AND EACH SCHEDULE IN SUCH STATE AND ALL RENTAL PAYMENTS BEING PAID TO LESSOR IN SUCH STATE. ALL CLAIMS AND OTHER MATTERS RELATING TO THIS MLA AND THE EQUIPMENT (AS BETWEEN LESSOR AND LESSEE) SHALL BE HEARD IN ANY STATE OR FEDERAL COURT LOCATED IN MILWAUKEE COUNTY, WISCONSIN; AND THE PARTIES HEREBY CONSENT TO THE EXCLUSIVE PERSONAL JURISDICTION OF SUCH COURTS, AND WAIVE TRIAL BY JURY. NOTHING IN THIS SECTION SHALL AFFECT OR IMPAIR LESSOR'S RIGHT TO SERVE LEGAL PROCESS IN ANY MANNER OR LESSOR'S RIGHT TO BRING ANY ACTION OR PROCEEDING AGAINST LESSEE OR THE EQUIPMENT IN THE COURTS OF ANY OTHER JURISDICTION.

    (b) LESSEE'S OBLIGATIONS TO LESSOR HEREUNDER ARE SECURED BY ALL THE EQUIPMENT (TO THE EXTENT NOT OWNED BY LESSOR), NOTWITHSTANDING THE INDEPENDENCE OF THE INDIVIDUAL SCHEDULES OR THE DATE OF THEIR EXECUTION.

    20. NOTICES. The giving of all notices required herein shall be sufficient if made in writing and delivered personally, sent via facsimile (transmission confirmed) or mailed to the party involved at the address hereinafter set forth (or at such other address as each party may provide in writing). If mailed, such notice shall be deemed given when deposited in the U.S. mail fully addressed with postage prepaid.

    21. SURVIVAL OF OBLIGATIONS. The indemnity and reimbursement obligations set forth in this MLA shall survive termination of this MLA and satisfaction of Lessee's obligations hereunder.

Dated at Milwaukee, Wisconsin this 26 day of December, 1995.

Penda Corporation                FIRSTAR EQUIPMENT FINANCE CORPORATION

By: /s/Earle W. Wirth            By: /s/William Engelking
    --------------------            -------------------------
Name/Title: Earle W Wirth, CFO   Name/Title:  William Engelking, Assistant Vice
                                                                 President
Address:  2344 West Wisconsin Street; Portage, WI 53901-0449
Attested By: /s/Peter C. Brockway
            -----------------------
             (Assistant) Secretary
             Peter C. Brockway

                            LEASE SCHEDULE 9001#
                       TO MASTER LEASE AGREEMENT (MLA)


A.     EQUIPMENT LEASED:  See Attachment A (Acceptance Certificate).

B.     TOTAL EQUIPMENT COST:  $1,940,000.

C. TERM: The term of this Schedule commences on December 26, 1995, ("Base Lease Commencement Date") and expires on December 26, 2000 ("Initial Term"). Unless sooner terminated as set forth in the MLA and at Lessor's option, this Schedule shall be automatically renewed in its entirety on a monthly/annual (strike one) basis ("Renewal Term") unless Lessee gives Lessor written notice of non-renewal sixty (60) days prior to the expiration of the Initial Term of this Schedule (and of any Renewal
       Term).

D. BASE RENT: As rent for the Equipment described in this Schedule, Lessee shall pay Lessor the sum of $28,776.02 ("Base Rent") per month in arrears from the Base Lease Commencement Date. The first Base Rent payment shall be due on January 26, 1996, and the remaining Base Rent payments shall be due on the same day of every month thereafter during the Initial Term of this Schedule (and any Renewal Term).

E. LOCATION: The Equipment shall be located at 2344 West Wisconsin Street, Portage, WI in the County of Columbia, and shall not be removed therefrom without the prior written consent of Lessor.

F.     PERMITS, LICENSES OR ENVIRONMENTAL REGULATIONS PERTAINING TO THE
       EQUIPMENT: Please identify in a separate writing whether any of the Equipment subject to this Schedule requires any permit, certificate or license for its ownership, use and/or operation: (1) Under federal, state or local environmental, health or safety laws (e.g., as a result of generating any hazardous wasters, effluence's or discharges, or disposing of same); or (2) Under any software, servicing or maintenance agreement with a third party. A copy of any such permit, certificate, license or agreement must also be attached hereto.

G. INSURANCE/STIPULATED LOSS VALUE: The insurance requirements regarding the Equipment are set forth in Attachment B hereto. The Stipulated Loss Values during the Initial Term of this Schedule for each unit of Equipment lost, stolen, destroyed or damaged beyond repair ("Stipulated Loss Values") are set forth in Attachment C hereto.

H. INCORPORATION BY REFERENCE: The Master Lease Agreement (MLA) executed by Lessee is incorporated herein in its entirety, and Lessee hereby reaffirms all of the representations and warranties contained in said MLA. This Schedule constitutes a separate and independent lease of property from any other Lease Schedule. If any provisions of this Schedule conflict with any provisions of the MLA, the provisions of this Schedule shall prevail. Lessee hereby authorizes Lessor to complete any part of this Schedule which has been left blank. The following documents are part of this Schedule and are incorporated by reference herein:




(X)    ATTACHMENT A:       ACCEPTANCE CERTIFICATE
(X)    ATTACHMENT B:             REQUIRED INSURANCE
(X)    ATTACHMENT C:             STIPULATED LOSS VALUES
(X)    RIDER #1A           PURCHASE/RENEWAL OPTION (FIXED)
(   )  RIDER #1B           LEASE PURCHASE, RENEWAL AND RESALE OPTIONS/EARLY
                             TERMINATION
(   )  RIDER #2A           TAX INDEMNITY, LEASE RENEWAL AND PURCHASE OPTION
                             (FAIR MARKET VALUE)
(   )  RIDER #2B           TAX INDEMNITY, LEASE RENEWAL AND PURCHASE OPTION
                             (SPLIT OPTION PRICE)

(   )  RIDER #2C           TAX INDEMNITY, LEASE RENEWAL AND PURCHASE OPTION
                             (PREAPPRAISED FAIR MARKET VALUE)
(   )  RIDER #2D           TAX INDEMNITY, LEASE RENEWAL AND PRUCHASE OPTION
                             (PREAPPRAISED FMV CAP)
(   )  RIDER #3A           MOTOR VEHICLE OPERATING LEASE (TRAC) & CERTIFICATE
(   )  RIDER#3B            MOTOR VEHICLE OPERATING LEASE (SHARED-RISK TRAC)

If Rider #1A or #1B is attached to this Schedule, the parties agree this Schedule constitutes a security agreement under Article 9 of the Uniform Commercial Code ("UCC") and Lessee grants to Lessor a security interest in the Equipment. If Rider #2A, #2B, #2C, #2D, #3A or #3B is attached to this Schedule, the parties agree this Schedule constitutes a "finance lease" under UCC Article 2A to the extent UCC Article 2A applies to this Schedule If any provisions of any Rider conflict with the provisions of the MLA or this Schedule, the provisions of the Rider shall prevail.

I. ORAL MODIFICATIONS: Lessee agrees that the MLA and this Schedule may only be modified, rescinded or terminated upon the prior written consent of Lessee.

                                 PENDA CORPORATION
                                 (LESSEE)

                                 By:     /s/Earle W. Wirth
                                         ------------------------
                                         Earle W. Wirth   CFO
                                         (PRINT OR TYPE NAME AND TITLE)


Accepted at Milwaukee, Wisconsin, this 26th day of December, 1995.

                                 FIRSTAR LEASING SERVICES CORPORATION
                                                                   (LESSOR)

                                 By:    /s/William Engelking
                                        ---------------------------
                                           William Engelking
                                 Title:    Assisistant Vice President

                                ATTACHMENT A

                              TO LEASE SCHEDULE

                           ACCEPTANCE CERTIFICATE

                                            Dated: December 26, 1995


To-. Firstar Leasing Services Corporation
777 East Wisconsin Avenue
Milwaukee, Wisconsin 53202

Re: Lease Schedule #9001

We hereby warrant to you that all of the items of property described in the above-referenced Lease Schedule (hereinafter "Equipment") are in good condition and working order, and are hereby unconditionally and irrevocably accepted by us. A description of the Equipment is attached hereto and incorporated herein by reference. We acknowledge that we have reviewed and approved all contracts and agreements pertaining to your acquisition of the Equipment ("Supply Contracts") prior to leasing the Equipment, and that we accept the terms and limitations of any warranties and/or provisions contained therein, You are hereby authorized to pay for the Equipment per the applicable purchase order(s) and/or invoice(s). We also warrant to you that all of the representations and warranties set forth in our Master Lease Agreement (MLA) with you are hereby reaffirmed and restated, and that we are not in default under the MLA as of the date above.



                                                    PENDA CORPORATION (LESSEE)

                                                By:/s/ Earle W. Wirth    CFO
                                                       ----------------------
                                                       Earle W. Wirth    Title

                                  ATTACHMENT B
                                TO LEASE SCHEDULE

                     LEASED EQUIPMENT INSURANCE REQUIREMENTS

A. Property Insurance Coverage (including physical damage insurance on motor vehicles)
        1. Insured values must be equal to the greater of the Equipment cost or the fair market value of the Equipment at all times.
            Valuation of loss must be on a replacement cost basis.
B.      Coverage must include the following:
        (a) Firstar Leasing Services Corporation ("Lessor"), 777 East Wisconsin Avenue, Milwaukee, Wisconsin, 53202, named as sole loss payee with respect to the Equipment.
        (b) "Comprehensive" or "all risk" coverage. If the Equipment includes steam boilers, hot water boilers, pipes, turbines or other associated equipment, special property and liability coverage under a separate policy (or endorsement if not covered under basic property policy) may be necessary.
        (c) Deductibles not larger than $1,000 per occurrence (unless otherwise agreed to in writing by Lessor).
        (d) Co-insurance clauses ranging form 80% to 100, but no lesser amount.
        (e) A satisfactory lender's loss payable endorsement in favor of Lessor.
        (f) Thirty (30) days' prior written notice of cancellation, non-renewal, material adverse change and addition of loss payees is required to be given to Lessor by the insurer and/or agent.
        (g) In-transit coverage is required if the Equipment is not completely delivered at the time of Lessor's funding of the Lease Schedule.
        (h) If the Equipment is to be subleased or used by others (subject to Lessor's prior written approval), a special insurance endorsement by be required to permit such use.
        (i) Property insurer must be licensed to do business in the State of
            Wisconsin and have a Best's Key Rating of at least "B-".
        (j) An endorsement stating that the property insurance in favor of
            Lessor is the primary insurance's relating to the Equipment.
C.      General Liability Coverage
        1. Under the "New" occurrence form - (commercial General Liability), coverage must include:
            (a) $1,000,000 general aggregate;
            (b) $1,000,000 products - completed operations aggregate;
            (c) $1,000,000 personal injury and advertising injury; and
            (d) $1,00,000 each occurrence limit.
        2. Commercial Umbrella Coverage Minimum Limits: $1,000,000 each occurrence, and $1,000,000 aggregate. Commercial umbrella coverage must provide coverage at least in excess of the general liability "occurrence form" described above in B.2.
        3. Coverage must also include the following under any of the above-described general liability policies:-(a) Lessor as additional insured; (b) "broad form" general liability coverage or similar form (including, but not limited to, premises and operations, products and completed operations, employees as insureds, blanket contractual liability, personal injury and advertising liability), with owners and contractors coverage, if necessary; (c) thirty (30) day prior written notice of cancellation, non-renewal or adverse material change must be given to Lessor by the insurer and/or the agent.
D.      Motor Vehicle Liability Coverage
        1. "Motor Vehicles" refers to trucks, trailers, semi-trailers, buses, vans, private passenger cars, pick-up trucks, motorcycles, motor scooters, farm machinery, bulldozers, forklifts, power cranes, shovels, loaders, diggers, drills, road construction or resurfacing equipment and all other vehicles designed for use on and off public roads. All-terrain vehicles cannot be leased by Lessor without special approval. As used herein, "all-terrain" vehicles" shall include three-and four-wheeled, self-propelled recreational vehicles principally designed for off-road use.

       2. Minimum property insurance coverage, See Section A above.
       3. Minimum general liability coverage:

       Type of Lease
                     Finance Lease                                                         $1,000,000
                     Tax Lease                                                             $5,000,000
                     TRAC Lease (Lessor shown as titleholder)                      $5,000,000
                     TRAC Lease (Lessee shown as titleholder;
                                                    Lessor as lienholder)          $1,000,000


ATTACHMENT C 12/22/95
PENDA CORPORATION
TERM                                          60 MONTHS
INTEREST RATE                              8.00%

PAYMENTS ARE MONTHLY IN ARREARS


  PAYMENT     TOTAL PAYMENT      INTEREST     PRINCIPAL PAYMENT  UNPAID PRINCIPAL  STIPULATED LOSS
                                  PAYMENT
---------------------------------------------------------------------------------------------------
                                                                   $  1,940,000.00       105.0000%
           1      $ 28,776.02    $  12,934.61   $     15,841.41    $  1,924,158.59       104.1426%
           2      $ 28,776.02    $  12,828.99   $     15,947.03    $  1,908,211.56       103.2795%
           3      $ 28,776.02    $  12,722.67   $     16,053.35    $  1,892,158.21       102.4106%
           4      $ 28,776.02    $  12,615.63   $     16,160.39    $  1,875,997.82       101.5360%
           5      $ 28,776.02    $  12,507.89   $     16,268.13    $  1,859,729.69       100.6555%
           6      $ 28,776.02    $  12,399.42   $     16,376.60    $  1,843,353.09        99.7691%
           7      $ 28,776.02    $  12,290.23   $     16,485.79    $  1,826,867.30        98.8768%
           8      $ 28,776.02    $  12,180.32   $     16,595.70    $  1,810,271.60        97.9786%
           9      $ 28,776.02    $  12,069.67   $     16,706.35    $  1,793,565.25        97.0744%
          10      $ 28,776.02    $  11,958.28   $     16,817.74    $  1,776,747.51        96.1642%
          11      $ 28,776.02    $  11,846.15   $     16,929.87    $  1,759,817.64        95.2479%
          12      $ 28,776.02    $  11,733.28   $     17,042.74    $  1,742,774.90        94.3254%
          13      $ 28,776.02    $  11,619.65   $     17,156.37    $  1,725,618.53        93.3969%
          14      $ 28,776.02    $  11,505.26   $     17,270.76    $  1,708,347.77        92.4621%
          15      $ 28,776.02    $  11,390.11   $     17,385.91    $  1,690,961.86        91.5211%
          16      $ 28,776.02    $  11,274.19   $     17,501.83    $  1,673,460.03        90.5739%
          17      $ 28,776.02    $  11,157.50   $     17,618.52    $  1,655,841.51        89.6203%
          18      $ 28,776.02    $  11,040.03   $     17,735.99    $  1,638,105.52        88.6604%
          19      $ 28,776.02    $  10,921.78   $     17,854.24    $  1,620,251.28        87.6940%
          20      $ 28,776.02    $  10,802.74   $     17,973.28    $  1,602,278.00        86.7212%
          21      $ 28,776.02    $  10,682.91   $     18,093.11    $  1,584,184.89        85.7420%
          22      $ 28,776.02    $  10,562.28   $     18,213.74    $  1,565,971.15        84.7562%
          23      $ 28,776.02    $  10,440.84   $     18,335.18    $  1,547,635.97        83.7638%
          24      $ 28,776.02    $  10,318.59   $     18,457.43    $  1,529,178.54        82.7648%
          25      $ 28,776.02    $  10,195.53   $     18,580.49    $  1,510,598.05        81.7592%
          26      $ 28,776.02    $  10,071.65   $     18,704.37    $  1,491,893.68        80.7468%
          27      $ 28,776.02    $   9,946.94   $     18,829.08    $  1,473,064.60        79.7277%
          28      $ 28,776.02    $   9,821.40   $     18,954.62    $  1,454,109.98        78.7018%
          29      $ 28,776.02    $   9,695.02   $     19,081.00    $  1,435,028.98        77.6691%
          30      $ 28,776.02    $   9,567.80   $     19,208.22    $  1,415,820.76        76.6295%
          31      $ 28,776.02    $   9,439.74   $     19,336.28    $  1,396,484.48        75.5829%
          32      $ 28,776.02    $   9,310.82   $     19,465.20    $  1,377,019.28        74.5294%
          33      $ 28,776.02    $   9,181.04   $     19,594.98    $  1,357,424.29        73.4688%
          34      $ 28,776.02    $   9,050.39   $     19,725.63    $  1,337,698.66        72.4012%
          35      $ 28,776.02    $   8,918.87   $     19,857.15    $  1,317,841.51        71.3265%
          36      $ 28,776.02    $   8,786.48   $     19,989.54    $  1,297,851.97        70.2446%
          37      $ 28,776.02    $   8,653.20   $     20,122.82    $  1,277,729.15        69.1554%
          38      $ 28,776.02    $   8,519.04   $     20,256.98    $  1,257,472.17        68.0591%
          39      $ 28,776.02    $   8,383.98   $     20,392.04    $  1,237,080.13        66.9554%
          40      $ 28,776.02    $   8,248.02   $     20,528.00    $  1,216,552.12        65.8443%
          41      $ 28,776.02    $   8,111.15   $     20,664.87    $  1,195,887.25        64.7259%
          42      $ 28,776.02    $   7,973.37   $     20,802.65    $  1,175,084.60        63.5999%
          43      $ 28,776.02    $   7,834.67   $     20,941.35    $  1,154,143.25        62.4665%
          44      $ 28,776.02    $   7,695.05   $     21,080.97    $  1,133,062.28        61.3255%



ATTACHMENT C                                                           12/22/95
PENDA CORPORATION
TERM                                          60 MONTHS
INTEREST RATE                              8.00%

PAYMENTS ARE MONTHLY IN ARREARS

  PAYMENT       TOTAL PAYMENT    INTEREST PAYMENT PRINCIPAL PAYMENT  UNPAID PRINCIPAL    STIPULATED LOSS
      #
----------------------------------------------------------------------------------------------------------

           45    $     28,776.02    $    7,554.49    $    21,221.53     $  1,111,840.75          60.1769%
           46    $     28,776.02    $    7,413.00    $    21,363.02     $  1,090,477.73          59.0207%
           47    $     28,776.02    $    7,270.57    $    21,505.45     $  1,068,972.28          57.8567%
           48    $     28,776.02    $    7,127.19    $    21,648.83     $  1,047,323.45          56.6850%
           49    $     28,776.02    $    6,982.85    $    21,793.17     $  1,025,530.28          55.5055%
           50    $     28,776.02    $    6,837.54    $    21,938.48     $  1,003,591.80          54.3181%
           51    $     28,776.02    $    6,691.27    $    22,084.75     $    981,507.05          53.1228%
           52    $     28,776.02    $    6,544.03    $    22,231.99     $    959,275.06          51.9195%
           53    $     28,776.02    $    6,395.80    $    22,380.22     $    936,894.84          50.7082%
           54    $     28,776.02    $    6,246.58    $    22,529.44     $    914,365.40          49.4888%
           55    $     28,776.02    $    6,096.37    $    22,679.65     $    891,685.75          48.2613%
           56    $     28,776.02    $    5,945.16    $    22,830.86     $    868,854.89          47.0257%
           57    $     28,776.02    $    5,792.94    $    22,983.08     $    845,871.81          45.7817%
           58    $     28,776.02    $    5,639.70    $    23,136.32     $    822,735.49          44.5295%
           59    $     28,776.02    $    5,485.44    $    23,290.58     $    799,444.91          43.2689%
           60    $    804,775.06    $    5,330.15    $   799,444.91                0.00           0.0000%
               ================== ================ =================
                 $  2,502,560.24    $  562,560.25    $ 1,939,999.99
               ================== ================ =================





** THIS PAYMENT SCHEDULE SETS FORTH YOUR ESTIMATED PAYMENTS DURING THE INITIAL TERM OF THE LEASE SCHEDULE AND IS FOR INFORMATIONAL PURPOSES ONLY. THE EXACT AMOUNT OF YOUR PAYMENT WILL VARY DEPENDING UPON THE DATE THE PAYMENT IS RECEIVED, ANY LATE PAYMENT CHARGES, THE INCLUSION OF ANY USE TAXES AND THE LIKE, AND DOES NOT REFLECT THE AMOUNT WHICH YOU WOULD NEED TO PAY IN THE EVENT OF AN EARLY PAYOUT. IN ADDITION, THIS PAYMENT SCHEDULE DOES NOT IMPLY ANY FIXED PURCHASE OPTION PRICE REGARDING THE LEASED EQUIPMENT OR CONSTITUTE A MEASURE OF THE DAMAGES IN THE EVENT OF A DESTRUCTION OR LOSS OF THE LEASED EQUIPMENT COVERED BY THE LEASE SCHEDULE.


** AMORTIZATION BASED UPON 30/360 DAY BASIS

                                 RIDER #1A
                          TO LEASE SCHEDULE #9001

                 LEASE RENEWAL AND PURCHASE OPTION (FIXED)

1. RENEWAL: In the event this Schedule has been renewed pursuant to Section C of the Schedule, Lessee shall pay to Lessor a monthly rental of N/A during each Renewal Term payable on the first day of each month. In all other respects, the Schedule and MLS shall remain unchanged, and in full force and effect.


2. PURCHASE OPTION: Lessee agrees to purchase all (and only all) of the equipment described in the Schedule for the sum of $776,000 payable by certified check, unless Lessee provides Lessor with 90 days written notice prior to the expiration of the Initial Term of the Schedule (or of the Renewal Term) of Lessee's election not to purchase the Equipment. Lessee shall pay all taxes, fees, costs, expenses and other charges of any kind pertaining to its purchase of the Equipment.. Such amount must be paid at the expiration of the Initial Term of the Schedule (or of the Renewal Term). The equipment shall be purchased "AS IS" AND "WHERE IS" WITH NO WARRANTIES (EXPRESSED OR IMPLIED) AS TO ANY MATTER WHATSOEVER, EXCEPT THAT NO SECURITY INTEREST LIEN OR ENCLUMBRANCE AGAINST SUCH EQUIPMENTY AHAS BEEN CREATED BY OR THROUGH LESSOR.

3. Lessee's ability to renew the Schedule and exercise the purchase option described above are conditioned upon no event of default having occurred under the MLA prior to Lessee's payment of the amount necessary to renew the Schedule or to purchase the Equipment described therein.

Accepted by Initialing:

Lessor:/s/ WSE                 Lessee:/s/ EWW
       --------------                 --------------
           WSE                            EWW

                     ADDENDUM #1 TO LEASE SCHEDULE #9001
                           DATED December 26, 1995
               TO MASTER LEASE AGREEMENT DATE DECEMBER 26, 1995

                     EARLY TERMINATION OF LEASE SCHEDULE

A. Notwithstanding anything to the contrary in the MLA or this Schedule, Lessee may terminate its obligations under this Schedule prior to its scheduled termination and purchase all of the equipment under this Schedule from Lessor by paying to Lessor on that date an amount equal to the present value of the remaining rent payments due under the Schedule (using a discount rate equal to the highest ask yield of U.S. Treasury Bonds, Bills or Notes published in the Wall Street Journal, Midwest Edition, having a maturity equal to the remaining average life of the Equipment as determined by Lessor), plus all accrued Rent and any other amounts (including, without limitation, all taxes, fees and expenses) payable by Lessor as a result of such termination and sale of the Equipment described in such Schedule to Lessee ("Termination Price"). The Termination Price must be paid to lessor in good funds on the anniversary date set forth above or Lessee's rights to early termination granted hereunder shall expire as to such Schedule and be of no further force and effect.


B. Upon receipt of the Termination Price in good funds by Lessor as required herein, Lessor shall execute a bill of sale to L3ssee evidencing Lessee's purchase of the Equipment, and a release of Lessee's obligations under the Schedule. Lessor's sale of the Equipment to Lessee shall be on an "AS IS" AND "WHERE IS" BASIS WITH NO WARRANTIES (EXPRESS OR IMPLIED) AS TO ANY MATTER WHATSOEVER EXCEPT THAT THE EQUIPMENT IS FREE AND CLEAR OF ANY SECURITY INTEREST, LIENS AND/OR ENCUMBRANCES CREATED BY LESSOR.

C.      Lessee's ability to terminate any Schedule is conditioned upon:

        (1) Lessee providing Lessor with written notice 30 days prior to its intent to early terminate this Schedule at least 30 days prior to the anniversary of the Schedule set forth above ("Termination Notice"); and

        (2) No event of default existing under the MLA at the time Lessee elects to terminate this Schedule.


Accepted by Initialing:

Lessor:   /s/ WSE                 Lessee:  /s/ EWW
          --------                         ------------
             WSE                               EWW