Form 10-Q
period 1998-09-30
PENDA CORP
filed 1998-10-30
CIK 921745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-77728

                                PENDA CORPORATION
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                 65-0463658
(State or other jurisdiction of incorporation        (I.R.S. Employer
            or organization)                          Identification No.)

2344 WEST WISCONSIN STREET, PORTAGE, WISCONSIN                 53901-0449
 (Address of principal executive offices)                      (Zip Code)

                                 (608) 742-5301
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---    ---

At October 15, 1998, the Registrant had 1,016,624.2679 shares of $0.01 par value common stock outstanding.

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

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                                PENDA CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                              SEPTEMBER 30,     DECEMBER 31,
                                                  1998             1997
                                               (UNAUDITED)
                                              -------------     ------------
                                                      (in thousands)
ASSETS
Current assets:

   Cash and cash equivalents                     $  9,808        $  4,460
   Accounts receivable, net                        11,739           9,536
   Inventories, net                                 4,934           4,941
   Refundable income taxes                             --           3,173
   Deferred income taxes                              539             539
   Other                                              136             145
                                                 --------        --------
      Total current assets                         27,156          22,794

Property, plant and equipment
   Land and improvements                              735             735
   Buildings and improvements                       7,004           7,079
   Machinery and equipment                         18,586          18,598
   Furniture and Fixtures                           1,132           1,242
   Construction in progress                         2,050             538
                                                 --------        --------
                                                   29,507          28,192
   Less accumulated depreciation                   11,098           8,960
                                                 --------        --------
Net property, plant and equipment                  18,409          19,232
Goodwill and other intangible assets, net          92,029          94,349
Other                                                  45               7
                                                 --------        --------
      Total assets                               $137,639        $136,382
                                                 ========        ========

                                PENDA CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          1998            1997
                                                       (UNAUDITED)
                                                      -------------    ------------
                                                              (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $  2,274        $  2,890
   Accrued interest                                          753           2,927
   Employee compensation                                   1,475             881
   Current maturities of long-term debt                      645             631
   Other accrued liabilities                               2,363           1,636
                                                        --------        --------
      Total current liabilities                            7,510           8,965

Long-term debt, less current portion                      81,912          82,498
Deferred income taxes                                      8,274           7,639
                                                        --------        --------
      Total liabilities                                   97,696          99,102
                                                        --------        --------

Shareholders' equity:
   Common stock                                               10              10
   Additional paid-in capital                             24,990          24,990
   Retained earnings                                      14,755          12,032
   Foreign currency translation adjustment                   188             248
                                                        --------        --------
      Total shareholders' equity                          39,943          37,280
                                                        --------        --------
      Total liabilities and shareholders' equity        $137,639        $136,382
                                                        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                                PENDA CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME




                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                               (UNAUDITED)                            (UNAUDITED)
                                                     --------------------------------         -----------------------------

                                                         1998                1997                 1998              1997
                                                     --------------     -------------         -------------     -----------
                                                                    (in thousands, except for per share data)
    Net sales                                        $      18,309      $     16,124          $     59,437      $   54,062
    Cost of sales                                           10,970            11,288                36,593          37,611
                                                     --------------     -------------         -------------     -----------
             Gross profit                                    7,339             4,836                22,844          16,451

    Selling expenses                                         1,618             1,032                 5,100           3,774
    General and administrative expenses                      1,537             1,819                 4,048           4,402
    Amortization                                               773               776                 2,320           2,320
                                                     --------------     -------------         -------------     -----------
             Operating income                                3,411             1,209                11,376           5,955

    Interest expense                                         2,241             2,228                 6,732           6,847
    Other expense, net                                         107               177                   334             114
                                                     --------------     -------------         -------------     -----------
             Income (loss) before income taxes               1,063           (1,196)                 4,310         (1,006)

    Provision (benefit) for income taxes                       410             (451)                 1,587           (330)
                                                     --------------     -------------         -------------     -----------
             Net income (loss)                       $         653             (745)          $      2,723      $    (676)
                                                     ==============     =============         =============     ===========

    Earnings (loss) per share of common stock
             Basic                                   $        0.64      $     (0.75)          $       2.68      $   (0.68)
                                                     ==============     =============         =============     ===========
             Diluted                                 $        0.64      $     (0.75)          $       2.68      $   (0.68)
                                                     ==============     =============         =============     ===========

    Weighted average common shares outstanding
             Basic                                           1,017               996                 1,017             996
                                                     ==============     =============         =============     ===========
             Diluted                                         1,017               996                 1,017             996
                                                     ==============     =============         =============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                PENDA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      (UNAUDITED)
                                                                   --------------------------------------------------
                                                                           1998                        1997
                                                                   ---------------------       ----------------------
                                                                                     (in thousands)
OPERATING ACTIVITIES:
Net income (loss)                                                  $              2,723          $             (676)
Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
     Depreciation                                                                 2,412                        2,294
     Amortization                                                                 2,320                        2,320
     Deferred income taxes                                                          635                           45
     Changes in operating assets and liabilities, net of
       effects from purchase of business assets:
         Accounts receivable                                                    (2,203)                        4,759
         Inventories                                                                  7                           30
         Refundable income taxes - net                                            3,173                          351
         Accounts payable                                                         (616)                      (2,369)
         Accrued interest                                                       (2,174)                      (2,295)
         Other                                                                    1,232                      (1,102)
                                                                   ---------------------         --------------------
Net cash provided by operating activities                                         7,509                        3,357
                                                                   ---------------------         --------------------

INVESTING ACTIVITIES:
Purchase of business assets                                                           -                      (2,000)
Capital  expenditures                                                           (1,589)                        (255)
Proceeds from insurance claims                                                        -                          298
                                                                   ---------------------         --------------------
Net cash used in investing activities                                           (1,589)                      (1,957)
                                                                   ---------------------         --------------------

FINANCING ACTIVITIES:
Payments on notes payable                                                         (400)                        (400)
Payments on capital leases                                                        (172)                        (159)
Purchase of common stock                                                              -                        (141)
                                                                   ---------------------         --------------------
Net cash used in financing activities                                             (572)                        (700)
                                                                   ---------------------         --------------------

Net increase in cash and cash equivalents                                         5,348                          700
Cash and cash equivalents at beginning of period:                                 4,460                        1,970
                                                                   =====================         ====================
         Cash and cash equivalents at end of period:               $              9,808          $             2,670
                                                                   =====================         ====================

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

2.       INVENTORIES

         Inventories consist of the following (in thousands):

                                                              September 30,          December 31,
                                                                  1998                   1997
                                                             ----------------      -----------------
           Finished goods                                    $         2,773       $          2,922
           Work in process                                               608                    534
           Raw materials and supplies                                  1,979                  2,013
           Less allowance for inventory obsolescence                   (426)                  (528)
                                                             ----------------      -----------------
                                                             $         4,934       $          4,941
                                                             ================      =================

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

         The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                        ----------------------------          --------------------------

                                                             1998             1997               1998            1997
           Net income (loss)                              $       653         (745)           $    2,723     $    (676)
           Foreign currency translation (gain)loss                 87           (2)                   54          (118)
                                                          ------------    ----------          -----------    -----------
           Comprehensive income                           $       740     $   (747)           $    2,777     $    (794)
                                                          ============    ==========          ===========    ===========

5.       CONTINGENCIES

         See Item 1 of Part II.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

         Comparison of Quarters Ended September 30, 1998 and 1997

         NET SALES: Net sales increased $2.2 million or 13.6%, from $16.1 million in the third quarter of 1997 to $18.3 million in the third quarter of 1998. This increase is due to the start up of General Motors sales activity in 1998, and increased aftermarket sales.

         COST OF SALES AND GROSS PROFIT: Cost of sales decreased $.3 million or 2.7%, from $11.3 million in the third quarter of 1997 to $11.0 million in the third quarter of 1998. This decrease is due to the impact of the company's cost reduction program and favorable original equipment freight recovery in this quarter. Gross profit increased $2.5 million or 51.8%, from $4.8 million in the third quarter of 1997 to $7.3 million in the third quarter of 1998. Gross profit margins increased from 30.0% in the third quarter of 1997 to 40.1% the third quarter of 1998. This improvement resulted from the Company's cost reduction efforts and continued stabilization of pricing as a result of the Company's sales and marketing efforts.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $.3 million or 10.7%, from $2.9 million in the third quarter of 1997 to $3.2 million in the third quarter of 1998. As a percentage of sales, selling, general and administrative expenses decreased from 17.7% in the third quarter of 1997 to 17.2% in the third quarter of 1998. The increased expense was due to promotional funding for fall programs, and the lower percentage of sales is the direct result of higher sales volumes.

         OPERATING INCOME: Based on the above, operating income increased $2.2 million or 182.1%, from $1.2 million in the third quarter of 1997 to $3.4 million in the third quarter of 1998.

         INTEREST EXPENSE: Interest expense remained constant at $2.2 million in the third quarters for both 1997 and 1998.

         Comparison of Nine Months Ended September 30, 1998 and 1997

         NET SALES: Net sales increased $5.4 million or 9.9%, from $54.0 million in the first nine months of 1997 to $59.4 million in the first nine months of 1998. This increase is due to improved aftermarket sales and the start up of sales activity to General Motors in 1998, partially offset by the loss of the Ford business in February 1997.

         COST OF SALES AND GROSS PROFIT: Cost of sales decreased $1.0 million or 2.7%, from $37.6 million in the first nine months of 1997 to $36.6 million in the first nine months of 1998. This decrease is the direct result of the Company's cost reduction program and improved productivity. Gross profit increased $6.4 million or 38.9%, from $16.4 million in the first nine months of 1997 to $22.8 million in the first nine months of 1998. Gross profit margins increased from 30.4% in the first nine months of 1997 to 38.4% the first nine months of 1998. This improvement was a direct result of the Company's cost reduction efforts, and the stabilization of pricing as a result of the Company's sales and marketing efforts.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $1.0 million or 11.9%, from $8.2 million in the first nine months of 1997 to $9.2 million in the first nine months of 1998. As a percentage of sales, selling, general and administrative expenses increased from

15.1% in the first nine months of 1997 to 15.4% in the first nine months of 1998. This increase was due to additional marketing expenses related to promotional campaigns on bedliners, black Hide-a-Hooks, and on Tri-step running boards and tonneaus.

         OPERATING INCOME: Based on the above, operating income increased $5.4 million or 91.0%, from $6.0 million in the first nine months of 1997 to $11.4 million in the first nine months of 1998.

         INTEREST EXPENSE: Interest expense decreased $0.1 million or 1.7%, from $6.8 million in the first nine months of 1997 to $6.7 million in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements for its operations are working capital (principally inventory and accounts receivable) and capital expenditures. In addition, the Company has annual note payments of $400,000 and semi-annual interest (only) payments due on its unsecured 10.75% Senior Notes due in 2004 ("Notes") and, if used, quarterly payments due on its revolving Credit Facility. The Company's working capital at September 30, 1998 was $19.6 million compared to $13.8 million at December 31, 1997.

         The Company's consolidated debt-to-equity ratio declined to 2.07:1 at September 30, 1998 from 2.23:1 at December 31, 1997. At September 30, 1998, the Company had approximately $82.6 million of outstanding debt, including $80.0 million of senior notes payable, $1.2 million in various notes payable, and $1.4 million in capital lease obligations. During the first nine months of 1998, the Company borrowed and repaid $1.0 million under its revolving credit facility. As of October 15, 1998, the Company had no outstanding borrowings and $16.5 million of borrowing ability available under the Credit Facility.

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

YEAR 2000 COMPLIANCE

         In 1998 management has made significant efforts to make the Company's information systems "Year 2000 Compliant". While the Company's critical systems are now compliant with the requirements of the Year 2000, continued efforts are underway to bring user-based, ad-hoc personal computing tools, certain CNC (Computer Numerical Control) equipment, and other data capture/retrieval systems into compliance. The company plans to make all of its computer systems "Year 2000 Compliant" by the end of 4th quarter 1998. Penda is approximately 85% compliant as of September 30, 1998. The phone system and minimum LAN software upgrades will be completed by December 31, 1998 to make these systems 100% compliant. The additional expense is expected to be less than $100,000. Efforts are also in process to confirm that principal vendors, customers, and business affiliates are also prepared and can confirm their situation to the Company in an appropriate fashion. All contingency plans are being re-evaluated for adequacy, but due to the high state of readiness we feel the risk in this area is minimal.


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable {or describe}

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable {or describe}

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable {or describe}

ITEM 5.  OTHER INFORMATION

         Not Applicable {or describe}

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See below

(b) No reports on Form 8K have been filed for the quarter ended September 30, 1998. {or specify the date and subject of each 8K filed in the first nine months}

Exhibit Description

27.1     Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PENDA CORPORATION

Date:  October 20, 1998             By: /s/ Jack L. Thompson
                                        ----------------------------------------
                                    Jack L. Thompson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: October 20, 1998              By: /s/ Leo. E. Waner
                                        ----------------------------------------
                                    Leo E. Waner
                                    Vice President - Chief Financial Officer
                                    (Principal Financial and Accounting Officer)