Form 10-K
period 1998-12-31
PENDA CORP
filed 1999-03-11
CIK 921745

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 33-77728

                                PENDA CORPORATION
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                      65-0463658
---------------------------------------------    -----------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
              or organization)



                            2344 W. WISCONSIN STREET
                               PORTAGE, WISCONSIN
                                   53901-0449
    -------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)



                                 (608) 742-5301
    -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                     -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ].

At March 1, 1999, the registrant had 1,016,624.2679 shares of $0.01 par value common stock outstanding.

                                 INDEX TO ITEMS

                                                                                                               PAGE
                                                                                                               ----
ITEM 1.    BUSINESS.............................................................................................1

ITEM 2.    PROPERTIES...........................................................................................7

ITEM 3.    LEGAL PROCEEDINGS....................................................................................7

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................8

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS..............................................................................................9

ITEM 6.    SELECTED FINANCIAL DATA..............................................................................9

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS.......................................................................................10

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................14

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................15

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE................................................................................34

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................35

ITEM 11.   EXECUTIVE COMPENSATION..............................................................................38

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................41

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................42

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K.....................................44

SIGNATURES.....................................................................................................47

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

         Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with financial covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, the ability to obtain additional financing, the Company's ability to meet obligations as they become due, the impact of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to, the impact of leverage, dependence on major customers, reliance on sales of new trucks, fluctuating demand for passenger cars and light trucks, ability to develop complementary products, risks in product and technology development, fluctuating commodity prices, competition, litigation, labor disputes, capital requirements, and other risk factors detailed in the Company's Securities and Exchange Commission filings, some of which cannot be predicted or quantified based on current expectations.

         Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, particularly in Item 1. Business,
Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A Quantitative and Qualitative Disclosures About Market Risk describe factors, among others, that could contribute to or cause such differences.

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

ITEM 1.  BUSINESS

GENERAL

         Penda Corporation (the "Company" or "Penda") is one of the world's largest manufacturers and suppliers of pickup truck accessories serving original equipment manufacturers ("OEMs") and the automotive aftermarket (the "aftermarket"). The Company manufacturers thermoformed high-density polyethylene plastic pickup truck bedliners that are designed to both enhance the vehicle's appearance and help protect truck beds from damage, thereby extending the useful life and increasing the resale value of the pickup truck. The Company also manufactures fiberglass accessory products for pickup trucks, vans, and Class 8 trucks that are sold by truck dealers, van converters, specialty automotive stores, other retailers, and OEMs. Other truck accessories including bed mats, tailgate liners, hard tonneau covers, soft tonneau covers, cargo tie-downs, toolboxes, truck bed trays, cargo organizers and liners for passenger cars and sport-utility vehicles are also distributed through the Company's OEM and aftermarket distribution systems.

         The Company was formed in connection with the acquisition of substantially all of the assets of the Proprietary Products Division of TriEnda Corporation on March 18, 1994. Effective July 14, 1995, the Company's wholly owned subsidiary, Tri-Glas Corporation ("Tri-Glas"), acquired certain of the assets and assumed certain liabilities of VMC Fiberglass Products, Inc. ("VMC"). On October 23, 1998, the Company acquired certain assets of Custom Form Manufacturing, Inc.

         The light truck accessory industry, like the North American automotive parts industry, generally is composed of two distinct sectors - the original equipment market and the automotive aftermarket. Management believes that the OEM market benefited by consumers' general preference to purchase significant add-ons at the time they purchase their vehicle. Such purchases allow installation of accessories prior to delivery and before damage to the vehicle occurs. It also permits the buyer to finance accessories with the purchase of the vehicle. Aftermarket sales are generally purchased by consumers as an alternative to the perceived higher cost of OEM accessories, to engage in "do-it-yourself" installation, to protect their vehicles after they see pickup truck bed damage, to "customize" the appearance of their vehicle, or prior to a planned sale of a used vehicle.

         Various OEM's have been working on plastic composite substitutes for steel pickup truck boxes for more than 10 years. There are plans to put composite pickup truck boxes into limited production in the next few years. Composite pickup truck boxes are expected to be less than 10% of pickup truck production through 2003. Composite pickup truck bed boxes may or may not be painted. The Company believes that composite pickup truck boxes will continue to require protection in order to retain the resale value of the vehicle.

         The Company also distributes pickup truck bedliners outside of North America. These sales represented 3.2%, 3.0% and 1.8% of the Company's net sales in 1998, 1997, and 1996, respectively.

PRODUCTS AND MARKETS

         The Company's major product lines are:

         Pickup Truck Bedliners

         Pickup truck bedliners are manufactured for OEMs and the aftermarket. Aftermarket liners carry the "PENDALINER(R) SR(TM) and PENDALINER(R)" brand names, while OEM liners are stamped with the truck manufacturer's name, such as GM, Toyota, or Dodge or the manufacturer's logo, such as the Chevrolet bowtie or the Dodge ramshead, in the headwall of the bedliner. The Company manufactures approximately 500 different bedliner models, custom engineered and molded to fit the exact specifications of the truck bed of most models of domestic and foreign pickup trucks. For marketing reasons, the Company may make more than one bedliner model for each individual pickup truck. The Company's bedliner sales represented 80% and 75% of the Company's net sales for 1998 and 1997, respectively.

         Pickup Truck Caps

         Pickup truck caps are manufactured primarily for aftermarket customers and sold under the Tri-Glas(R) brand name. Pickup truck caps are fiberglass shells affixed to the truck's bed rail and are designed to enhance the appearance and aerodynamics of the truck, and provide for a secure storage area that protects the truck bed's contents from damage caused by precipitation, sun, and wind. The Company's caps are manufactured from reinforced resin and chopped fiberglass, and include a one-piece reinforced fiberglass base rail.

         Pickup Truck Hard Tonneau Covers

         Pickup truck tonneau covers are manufactured for both OEM and aftermarket customers and are a flat, rigid cover that protects the bed of the pickup truck. Aftermarket tonneau covers are sold under the Tri-Glas(R) and Pendacover(TM) brand names. The tonneau cover, like a cap, enhances the appearance and aerodynamics of the truck and provides for a secure, protected storage area. Unlike a cap, which extends up to or above the pickup truck's cab, tonneau covers extend only a few inches above the sides of the truck bed. The Company's tonneau covers are also manufactured from reinforced resin and chopped fiberglass and are custom-finished with automotive paint.

         Pickup Truck Soft Tonneau Covers

         Pickup truck soft tonneau covers are manufactured for both OEM and aftermarket customers and are flat, vinyl covers supported by an aluminum frame that protects the bed of the pickup truck. Aftermarket soft tonneau covers are sold under the Pendacover(TM) PRO(TM) and Custom Form(R) brand names. The soft tonneau cover, like a hard tonneau, enhances the appearance and aerodynamics of the truck.

         Running Boards

         Running boards are manufactured primarily for aftermarket customers and are sold under the Tri-Glas(R) brand name. Running boards are manufactured from 100% pure polyester reinforced resin and chopped fiberglass and provide pickup trucks, vans, and sport utility vehicles with an original equipment look and ground effect styling. The boards are typically sold unpainted to a retailer or vehicle converter who paints and installs the boards for the end user.

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

         - Penda(R) Tri-Step(TM) boards which are a small running board and make it easier to get into and out of a sport utility vehicle or pickup truck.

         - Pendatray(TM)SR(TM) truck bed trays which are thermoformed high-density polyethylene plastic trays designed to fit the bottom of a pickup truck bed and protect the bed of the truck, with a rolled raised lip that provides spill containment.

         - Cargo organizers and liners which are designed for passenger cars and sport-utility vehicles (SUV's), maximize useful vehicle storage space, and help secure and organize loose items in the vehicle, as well as protect interior vehicle trucks and storage areas.

         - Pickup truck bedmats that are rubber mats designed to protect the floor of pickup truck beds.

         Van Tops

         The Company manufactures fiberglass van top shells which are sold to custom van converters. These van tops are made from 100% pure polyester reinforced resin and chopped fiberglass and are designed to meet Federal Motor Vehicle Safety Standards for either Roof Crush Resistance (FMVSS 216) or School Bus Rollover Protection (FMVSS 220).

         Class 8 Trucks

         The Company manufactures fiberglass sleeper shells and other truck parts for certain OEMs of heavy duty trucks.

SIGNIFICANT CUSTOMERS

         Sales to DaimlerChrysler and General Motors Corporation were approximately 25% and 10% of consolidated net sales in 1998, respectively. No other customer accounted for more than 10% of consolidated net sales in 1998 and the Company is not otherwise dependent upon a single or a few customers, the loss of which would have a materially adverse effect on the Company.

COMPETITION

         While the light truck accessories industry is highly fragmented, competition within specific product categories, such as bedliners, is frequently concentrated among a small number of suppliers. For example, management believes that the Company and its principal competitor share approximately 75% of the total bedliner market, with other known competitors accounting for the balance. Competition in the industry is based primarily on brand name recognition, delivery, price, quality, and service.

PRODUCT DESIGN AND DEVELOPMENT

         Development of product enhancements and new products is managed by design engineering teams who generally begin the product development process by identifying marketing needs and conceptualizing product ideas through regular meetings among members of the Company's design engineering and senior management teams. The Company's engineering staff develops product concepts and prototypes assessed feasibility, manufacturing cost parameters, and lead times and use a computer assisted design system to preview aspects of design and performance prior to production. New products developed in 1998 include the Pendatray(TM)SR(TM) pickup truck bed tray and cargo organizers and liners for passenger cars and sport-utility vehicles (SUV's).

BACKLOG ORDERS

         A sales backlog is maintained, however, sales orders are generally filled in less than one week.

MANUFACTURING

         The Company's bedliner manufacturing operations include the in-house extrusion of plastic resins into high-density polyethylene heavy gauge sheets. The Company then molds the polyethylene sheets into the shape of a pickup truck bed through the use of a vacuum-forming process. High quality material is required to assure the fit and durability of the Company's bedliners. The Company uses virgin resin pellets mixed with regrind materials. Pellets and regrind materials are heated and, after melting and extrusion, are squeezed between a series of rolls. The resulting sheets of plastic are cooled before thermoforming and a computer scans the materials for gauge uniformity.

         The Company's fiberglass manufacturing operations use production molds to laminate fiberglass into the various product shells. After initial lamination, cardboard honeycomb material, wood or steel reinforcements are added for structural strength. The product is then laminated a second time to stiffen and strengthen the reinforcement material. The edges are trimmed and the product is hand sanded to a smooth finish. Finally, if applicable, the product is given an automotive paint finish.

         In addition to manufactured items, the Company also purchases certain accessory products from independent manufacturers. The Company works closely with each supplier to ensure that product quality meets the Company's and its customers' requirements.

MARKETING

         The Company has recently received a commitment from NASCAR for the use of their NASCAR(R) Truck(TM) brand name and logo on the new PENDALINER(R)SR PRO(TM) bedliner line and the new Pendacover(TM)PRO(TM) soft tonneau cover product line. The Company plans to support these new aftermarket premium product lines with an aggressive marketing and advertising campaign to capitalize on consumer and trade recognition of the NASCAR(R) brand name.

         In 1998, the Company's Penda Protection PRO program - a new retailer marketing program - was very successful. The Program provides customer training, point-of-sale materials, a dealer locator `1-800-22-PENDA', a premium point program - PendaPoints, and other advertising support. In June 1998, the Company launched its new website that contains a dealer locator and product information.

         As part of the Company's marketing program to assist OEM truck dealers and aftermarket distributors, the Company (i) advertises on national cable television (beginning in 1999); (ii) advertises on national network radio; (iii) advertises in light truck enthusiast magazines and general consumer interest magazines; (iv) provides dealers and distributors with product pamphlets, sample materials, sales and installation training videos, point-of-sale-displays, and special promotional brochures; (v) attends trade shows and places advertisements in key trade journals; (vi) sponsors a NASCAR Craftsman Series Truck racing team; (vii) conducts periodic promotional campaigns to provide additional incentives to dealer and distributor sales personnel as well as end consumers;
(viii) maintains a customer service/telemarketing department to promptly respond to customer needs and orders; (ix) holds periodic training sessions and sales meetings, attended by senior management and manufacturing personnel, in order to better educate its distributors and dealers with respect to the design, manufacture, and quality of the Company's products; and (x) conducts ongoing surveys to determine customer satisfaction. The Company's sales representatives are also extensively trained on quality issues and the manufacture, distribution, features, benefits, and installation of the Company's products.

DISTRIBUTION

         Bedliners and Light Truck Accessory Products

         The Company's OEM distribution systems provide direct access to over 10,000 light truck dealers located throughout the United States and Canada. The Company's OEM sales representatives and dedicated telemarketing personnel maintain regular contact with the Company's dealer customer base and use computerized on-line inventory management systems to ensure quick, accurate price quotes and on-time shipments. Once a sale has been completed, the Company's management information systems are used to provide billing information to the OEM, which is in turn responsible for actual dealer billing and collection. This direct OEM billing reduces the credit risks to the Company that would result from having numerous dealer accounts receivable. The Company uses a network of 32 distribution locations located throughout the United States and Canada to receive, store, and deliver products to OEM dealers.

         The Company's bedliners and other automobile accessory products are distributed to the aftermarket through approximately 100 distributors in the United States and Canada. These distributors are called upon by the Company's regional sales representatives, each of whom is responsible for assisting the Company's distributors in increasing sales. Aftermarket bedliners and other products are stored in the Company's manufacturing and warehouse facilities pending shipment to the distributor, which is made by common carrier generally within 48 hours of order receipt. International shipments are made from the Company's Portage, Wisconsin and Elkhart, Indiana facilities.

         Pickup Truck Caps, Tonneau Covers and Running Boards

         These fiberglass products are sold through the Company's sales representatives and telemarketing staff. These sales representatives and telemarketers call upon current and potential customers and are responsible for assisting the Company's customers in increasing their sales. These products are manufactured at the Company's facility in Daleville, Alabama. Truck caps and running boards are distributed predominately to aftermarket customers in the south central and southeastern regions of the United States. Hard tonneau covers are also manufactured for OEM customers.

         Van Tops and Class 8 Truck Parts

         Van tops are distributed to custom van converters located throughout the United States. The Class 8 truck parts are delivered to the OEM's freight carrier, who ships them to the OEM's manufacturing locations. The Company's staff works closely with these customers to ensure on-time delivery of these products, which is critical to the customer's success.

QUALITY CONTROL

As a result of it's commitment to quality, the Company has received a number of OEM supplier awards. The criteria for these awards generally include quality, cost control, reliability of delivery, new technology implementation, and overall management excellence. Management attributes the quality of the Company's products to its strict adherence to comprehensive statistical process control systems that streamline the Company's ability to regularly inspect product runs for manufacturing defects, as well as its implementation of a Total Quality Management ("TQM") philosophy that emphasizes the prevention, rather than detection, of non-conforming materials. The Company offers a limited lifetime warranty on all products. Warranty claims to date have been minimal.

TRADEMARKS AND PATENTS

         The Company has registered its Penda(R), PENDALINER(R), Tri-Glas(R), and other trademarks with the United States Patent and Trademark Office. In addition, the Company holds several patents covering truck bedliners, pickup truck caps, pickup truck sleepers, running boards, van tops, soft tonneaus and other accessories, none of which expire earlier than 2003. Since the Company believes that it is an innovator of designs, it is the Company's policy to apply for design and utility patents on those product designs which management believes may be of significance to the Company.

RAW MATERIALS

         The primary raw materials used in the manufacture of the Company's products are polyethylene and polyester plastic resins and chopped fiberglass. The raw materials required by the Company are obtained from regular commercial sources of supply and, in most cases, multiple sources. The capacity, supply, and demand for polyethylene, plastic resins, and fiberglass are subject to cyclical and other market factors. Under normal conditions, there is no difficulty in obtaining requirements at competitive prices. In addition, no shortages have been experienced by the Company in obtaining its required raw materials.

However, future shortages of raw materials could have a material adverse effect on the Company's business.

EMPLOYEES

         At December 31, 1998, the Company had approximately 607 full-time personnel. None of the Company's employees are subject to collective bargaining agreements. The Company has not experienced any work stoppages and management considers its employee relations to be good.

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

ITEM 2.  PROPERTIES

         The Company owns a 240,000 square-foot manufacturing, warehouse, and corporate administrative office facility located on 19 acres in Portage, Wisconsin and a 11-acre manufacturing facility in Daleville, Alabama. The Company leases 4.4 acres for administrative offices and maintenance facilities in Daleville, Alabama, a 65,000 square-foot warehouse and manufacturing facility in Elkhart, Indiana, and an unused 52,000 square-foot building on 8.9 acres in Platteville, Wisconsin. Management believes that these facilities are sufficient to support future expansion that may be required to meet increases in sales volume for the near term.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against claims in an amount which it believes to be adequate. The Company believes that it is not presently a party to any such ordinary course litigation the outcome of which would have a material adverse effect on its financial condition or results of operations. Set forth below is an update of material developments in certain non-ordinary course litigation more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         There is no established trading market for the Company's common stock. As of March 1, 1999, 34 persons held the Company's 1,016,624 outstanding shares of common stock. The Company has not paid dividends since its inception and has no intention to pay dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected income statement data for the years ended December 31, 1998, 1997, 1996 and 1995 and for the period from March 18, 1994 through December 31, 1994, and the selected balance sheet data for the same periods were derived from the audited consolidated financial statements of the Company. The selected historical income statement data for the period from January 1, 1994 through March 17, 1994 derived from the audited financial statements of the Company's predecessor - the Proprietary Products Division of TriEnda Corporation (" Predecessor"). The following data should be read in conjunction with the audited financial statements and related notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                    INCOME STATEMENT DATA
                                       (IN THOUSANDS EXCEPT PER SHARE AND RATIO DATA)
-----------------------------------------------------------------------------------------------------------------------------
                                                                   COMPANY                                      PREDECESSOR
                                   -------------------------------------------------------------------------    -----------
                                   YEAR ENDED       YEAR ENDED       YEAR ENDED     YEAR ENDED     3/18/94-       1/1/94-
                                    12/31/98         12/31/97         12/31/96       12/31/95      12/31/94       3/17/94
                                   -----------      ----------       ----------     ----------     ---------    -----------
Net Sales.............               $77,962          $69,961           $89,353        $74,822       $56,160       $12,434
Income/(Loss) Before Income
Taxes (1).............                 5,279           (6,218)           11,969          6,923         9,585         2,857
Net Income/(Loss) (1)                  3,215           (4,888)            7,214          3,848         5,858           N/A
Net Income/(Loss) Per
Common Share
            Basic                      $3.16           $(4.89)            $7.22          $3.85         $5.86           N/A
            Diluted                    $3.16           $(4.89)            $7.20          $3.85           N/A           N/A


---------------------------------------------------------------------------------------------------------------------------
                                                              BALANCE SHEET DATA
---------------------------------------------------------------------------------------------------------------------------
                                                                   COMPANY                                      PREDECESSOR
                                   -------------------------------------------------------------------------    -----------
                                                                DECEMBER 31,                                      MARCH 17
                                   -------------------------------------------------------------------------    -----------
                                      1998             1997             1996           1995          1994           1994
                                   -------------------------------------------------------------------------    -----------
Total Assets.............           $139,160         $136,382         $142,029       $139,137       $122,431      $18,881

Long-Term Debt...........           $ 79,350         $ 83,129         $ 83,743       $ 92,140       $ 80,000           --

---------------------------------------------------------------------------------------------------------------------------

(1) The Company's predecessor was a division of an S corporation for federal and state income tax purposes. As a result, historical earnings prior to March 18, 1994 were taxed directly to the shareholders of the S Corporation rather than to the predecessor division.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion, which relates to the three years ended December 31, 1998, should be read in conjunction with the selected financial data, the Company's consolidated financial statements, and related notes:

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         OVERVIEW: In 1998, the Company experienced a significant turnaround in both its financial and operational positions. It was a year in which all operating measurables exceeded prior years for productivity, efficiency, and profitability. Superior quarter over quarter volume and profitability growth was achieved in the past four quarters. In 1998, the sales force was fully staffed and trained, while a world class promotional and marketing program was rolled out to the aftermarket customers. The growth in aftermarket sales and the addition of General Motors as an OEM customer more than offset the loss of the Ford business in 1997. The company acquired certain assets of Custom Form Manufacturing, Inc. (Custom Form) late in 1998, which provides the Company access to foreign markets and new product classes.

         NET SALES: Net sales increased $8.0 million, or 11.4%, from $70.0 million in 1997 to $78.0 million in 1998. The increase resulted from the start up of General Motors sales activities in 1998 and improved aftermarket sales generated by aggressive advertising and promotional campaigns. In the fourth quarter, sales were augmented by the acquisition of Custom Form in late October.

         COST OF GOODS SOLD AND GROSS PROFIT: Cost of sales decreased $2.2 million, or 4.4%, from $50.8 million in 1997 to $48.6 million in 1998. Gross profit increased $10.2 million, or 53.5%, from $19.2 million in 1997 to $29.4 million in 1998. Gross profit margins increased from 27.4% in 1997 to 37.7% for 1998. This improvement resulted from the Company's continued cost reduction efforts, lower resin pricing, and the stabilization of pricing due to expanded sales and marketing efforts.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling costs increased $1.9 million, or 38.2% from $5.0 million in 1997 to $6.9 million in 1998. As a percentage of sales, selling expenses increased from 7.1% in 1997 to 8.8% in 1998. This increase was attributable to a larger sales force and expanded promotional and advertising campaigns. General and administrative expenses decreased $1.9 million, or 25.6%, from $7.4 million in 1997 to $5.5 million in 1998. This decrease was primarily due to reduced litigation costs in 1998.

         OPERATING INCOME: As a result of the items noted above, operating income increased $10.7 million, or 357.4%, from $3.0 million in 1997 to $13.7 million in 1998.

         INTEREST EXPENSE: Interest expense decreased from $9.1 million in 1997 to $8.9 million in 1998, or 2.2%, due primarily to reduced short-term borrowings and Senior Note repurchases in October 1998.

         OTHER (INCOME) EXPENSE, NET: Other net was income of $421,370 in 1998 compared to a net expense of $133,823 in 1997. Key reasons for the increase in income had to do with insurance recovery and year-end translation adjustments.

         INCOME TAX EXPENSE: The effective income tax rates for 1998 and 1997 were 39.2% and (21.4%), respectively.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

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

         NET SALES: Net sales decreased $19.4 million, or 21.7%, from $89.4 million in 1996 to $70.0 million in 1997. The decrease resulted from lower OEM bedliner unit sales (down 28.6%), lower fiberglass accessory and aftermarket sales (down 21.3%), and continued erosion in overall OEM and aftermarket bedliner pricing (down 2.6%). Fiberglass running board production was curtailed due to the 1996 fire at the Tri-Glas manufacturing facility and was not fully restored until late in the third quarter of 1997. New management has pursued marketing strategies to recover the lost Ford volume through dealer-direct programs and new aftermarket customer conquests. In addition, in December 1997, the Company secured a General Motors supply agreement.

         COST OF GOODS SOLD AND GROSS PROFIT: Cost of sales decreased $5.7 million, or 10.1% from $56.5 million in 1996 to $50.8 million in 1997. Gross profit decreased $13.7 million, or 41.7% from $32.9 million in 1996 to $19.2 million in 1997. Gross profit margins declined from 36.8% in 1996 to 27.4% for 1997. These declines were primarily due to the decrease in the Company's sales. The decline in gross profit margin can be partially attributed to higher fixed costs as a percent of sales due to lower production and shipping volumes and asset write downs in Mexico and Australia. Partially offsetting the decline in gross profit margin was lower resin prices and reduced head count. In an effort to improve gross profit margin, prior management's capital, operational, and business commitments were significantly curtailed and in the fourth quarter 1997 management instituted comprehensive cost improvement programs in its offices and manufacturing plants.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling costs increased $900,000, or 21.1% from $4.1 million in 1996 to $5.0 million in 1997, primarily due to increased advertising and hiring of additional sales associates in the fourth quarter 1997 in preparation for a new aftermarket program launch in December. As a percentage of sales, selling expenses increased from 4.6% in 1996 to 7.1% in 1997 due both to the increase in selling expenses and the decrease in sales volume. General and administrative expenses increased $3.2 million, or 77.8% from $4.2 million in 1996 to $7.4 million in 1997. This increase reflected $1.7 million of legal expenses associated with the Company's class action litigation, a successful patent infringement suit with a competitor. The Company also changed its independent auditors, conducted a strategic marketing study, conducted two executive searches and retained business process consultants to improve operational efficiencies ($755,000).

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements for its operations are working capital (principally inventory and accounts receivable) and capital expenditures. In addition, the Company has annual note payments of $400,000 and semi-annual interest (only) payments due on its unsecured 10.75% Senior Notes due in 2004 ("Notes") and, if used, quarterly payments due on its revolving Credit Facility. The Company's working capital availability per the borrowing base report at December 31, 1998 was $14.3 million compared to $13.5 million at December 31, 1997.

         The Company's revolving credit facility ("Credit Facility") with Banque Nationale de Paris provides for borrowings of up to $16.5 million, consisting of
(i) a $13.0 million revolving credit facility with available borrowings based on the Company's eligible accounts receivable and inventory, and (ii) an over-advance facility of $3.5 million. Borrowings under the Credit Facility
(i) bear interest at either 2.5% above the lender's eurodollar rate or 1.0% above the lender's base rate, (ii) are secured by a first priority lien on all inventory, accounts receivable and other current assets of the Company, and
(iii) mature on March 31, 1999. As of January 31, 1999, the Company had no outstanding borrowings and $14.4 million borrowing ability available under the Credit Facility. The Company is currently in the process of renegotiating it's short-term revolving credit facility, and management expects to reach an agreement prior to the termination of the current facility.

         Pursuant to the Credit Facility, the Company pays an unused facility fee equal to 0.5% per annum on the average daily amount of the unused portion of the facility, payable quarterly, during the revolving period. The Credit Facility also contains (i) customary financial covenants, (ii) limitations on indebtedness, liabilities and liens, (iii) limitations on distributions, dividends, redemptions, prepayments of other indebtedness and other restricted payments, (iv) limitations on mergers and purchases and sales of assets, (v) limitations on payments to and transactions with affiliates, (vi) limitations on loans, investments and guarantees, (vii) prohibitions of any "Change of Control" or change in the Company's business, and (viii) limitations on amendments to the Company's articles of incorporation, bylaws and Notes. During 1998, the Company sought and obtained an Amendment to and a Waiver of the terms and conditions of the Credit Facility for 1998.

         Net cash provided by operating activities in 1998 was approximately $13.5 million compared to $5.1 million in 1997. The difference between the Company's 1998 operating cash flow and its net income of $3.2 million was primarily attributable to $6.6 million of depreciation and amortization, $3.2 million of collected income tax refunds, and a $1.6 million provision for deferred income taxes, partially offset by $1.0 million increase in accounts receivable.

         Net cash used in investing activities was $7.8 million in 1998, compared to $2.1 million in 1997. The Company's 1998 investing cash flow reflected $4.1 million of purchase of business assets related to the Custom Form acquisition and $3.8 million of capital expenditures (principally associated with internal and external tooling costs for molds development, and plastics and fiberglass production equipment.

         Net cash used in financing activities was $3.8 million in 1998 compared to $500,000 in 1997, reflecting $600,000 of indebtedness payments and $3.2 million of bond repurchase of Senior Notes.

         Although the Company has no capital commitments for 1999, the Company is currently budgeting approximately $3.5 million primarily for production machinery, equipment and tooling. Management believes that funds generated from operations and funds which management expects will be available when it's short-term facility agreement is reached will be sufficient to satisfy the Company's debt service obligations, working capital requirements and capital expenditures through at least 1999, but that any significant acquisitions by the Company would generally require additional financing. There can be no assurance that such acquisition financing will be available to the Company on satisfactory terms.

YEAR 2000 COMPLIANCE

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year after 1999 is commonly referred to as the Year 2000 problem. The Year 2000 problem is rooted in the way dates are recorded and computed in most applications, operating systems, hardware, and embedded chips. If not corrected, this problem may cause systems to fail or produce erroneous results on or before the year 2000.

         As in the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company has used internal and external resources to reprogram or replace and test its information systems for Year 2000 compliance. The Company considers the following areas as critical in addressing the Year 2000 problem: 1.) Business Systems, 2.) Manufacturing and Warehousing, 3.) Technical Infrastructure, and 4.) Service Provider Interfaces. The Year 2000 program has been organized into five phases: (i) Year 2000 Planning, (ii.) Inventories, (iii) Risk Evaluation,
(iv) Remediation, and (v) Acceptance Testing. The Company's has completed the first three phases of work required to achieve Year 2000 compliance. The Company is 100% complete in the first three phases and over 50% compliant in the final two phases, remediation and acceptance testing, and expects to be 100% compliant by the end of the second quarter 1999.

         The plan developed to address vendor and customer issues includes system integration, testing and communication strategies. The Company has initiated formal communications with critical vendors and customers to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own Year 2000 Issues. The Company is currently testing electronic data transmissions to and from its major vendors and customers to ensure Year 2000 compliance. The Company does not at present anticipate any material business disruptions due to the Year 2000 problem that would be associated with the Company's systems, products or services. The Company believes the most significant risks associated with the Year 2000 problem are external to its operations. In addition to vendors and customers, the Company also relies upon governmental agencies, utility companies, telecommunication service companies and other service providers outside the Company's control. There can be no assurance that the Company's vendors or customers, governmental agencies or other third parties will not suffer a Year 2000 business disruption that could have a material adverse effect on the Company's results of operations or financial position.

         Cost to Address the Year 2000 Issue: The Company has incurred costs of approximately $200,000 which have been expensed, and expects to incur additional costs of $50,000, which the combined total represents about 25% of the management information systems department's annual budget. The Company does not expect expenditures relating to the Year 2000 Issue to be material or to have significant impact on the Company's financial position.

         Risks Presented by Year 2000 Issues: The Company presently believes that with planned upgrades and implementation of new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. Minor risks have been identified in the areas of telephone/PBX systems, personal computer data collection systems, and LAN based personal computer operating and application systems. However, if any third parties who provide goods or services essential to the Company's business activities fail to address appropriately their Year 2000 issues, such failure could have a material adverse effect on the Company's results of operations or financial position.

         CONTINGENCY PLANS: The Company's Year 2000 plan includes the development of contingency plans in the event that the Company has not completed all of its remediation plans in timely manner or any third parties who provide goods or services essential to the Company's business activities have failed to appropriately address their Year 2000 issues. Presently, the Company is developing contingency plans, which would provide a reasonable period of time to bridge support from alternative suppliers, cover banking issues, payroll processing, and purchased raw material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks, which include changes in U.S. interest rates and commodity prices and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

         INTEREST RATE RISK. The interest payable on the Company's Credit Facility is affected by changes in market interest rates. As of December 31, 1998, the Company had no outstanding debt under the Credit Facility. Based on borrowings during 1996 through 1998, a 10% increase or decrease in the average cost of the Company's Credit Facility debt would not be material. In addition, the Company has fixed income investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also, affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

         COMMODITY PRICES. The Company is exposed to fluctuation in market prices for plastic and electricity related to its manufacturing operations. The Company manages its exposure to changes in those prices primarily through the terms of its supply and procurement contracts. This exposure is material to the Company.

         FOREIGN CURRENCY RISKS. The Company has minimal sales outside of the United States and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                      ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF PENDA CORPORATION

Report of Ernst & Young, LLP, independent auditors                                                      16
Reports of PricewaterhouseCoopers, LLP, independent accountants                                        17-18
Consolidated Balance Sheets as of December 31, 1998 and 1997                                           19-20
Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996             21
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998,       22
1997, and 1996
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996             23
Notes to Consolidated Financial Statements                                                             24-32


FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts                                                         33

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors
Penda Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of Penda Corporation and Subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 1998 and 1997, listed in the Index as
Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1998 and 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





Ernst & Young, LLP
Milwaukee, Wisconsin
February 19, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Penda Corporation and Subsidiaries
Portage, Wisconsin

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of Penda Corporation and Subsidiaries for the year ended December 31,1996. These financial statements are the responsibility of Penda Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Penda Corporation and subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 27, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of Penda Corporation and Subsidiaries

Our report on the consolidated statements of operations, changes in shareholders' equity and cash flows of Penda Corporation and Subsidiaries for the year ended December 31, 1996 is included in the Form 10-K. In connection with our audit of such financial statements, we have also audited the related consolidated financial statement Schedule II - Valuation and Qualification Accounts for the year ended December 31, 1996, as listed in the index of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 27, 1997

                       Penda Corporation and Subsidiaries

                           Consolidated Balance Sheets



                                                                                DECEMBER 31
                                                                           1998              1997
                                                                     ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $  6,336,206     $  4,459,578
   Accounts receivable, less allowance for doubtful accounts of             10,667,192        9,536,514
     $380,000 in 1998 and $470,000 in 1997
   Inventories                                                               5,701,194        4,941,257
   Refundable income taxes                                                           -        3,173,000
   Deferred income taxes                                                       833,000          539,000
   Other                                                                       844,202          151,527
                                                                     ------------------------------------
Total current assets                                                        24,381,794       22,800,876



Property, plant and equipment:
   Land and improvements                                                       743,872          734,872
   Buildings and improvements                                                7,387,815        7,078,930
   Machinery and equipment                                                  21,278,237       18,597,878
   Furniture and Fixtures                                                      600,273        1,242,134
   Construction in progress                                                  1,816,898          537,904
                                                                     ------------------------------------
                                                                            31,827,095       28,191,718
   Less accumulated depreciation                                            11,884,805        8,959,614
                                                                     ------------------------------------
Net property, plant and equipment                                           19,942,290       19,232,104

Goodwill and other intangible assets, net                                   94,835,684       94,349,174
                                                                     ------------------------------------
Total assets                                                           $   139,159,768  $   136,382,154
                                                                     ====================================

                       Penda Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                                   DECEMBER 31
                                                                                 1998             1997
                                                                       ------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $     3,611,565   $    2,890,610
   Accrued interest                                                            2,841,318        2,926,667
   Employee compensation                                                       1,174,382          880,862
   Current maturities of long-term debt                                          650,529          631,327
   Other accrued liabilities                                                   2,388,318        1,635,974
                                                                       ------------------------------------
Total current liabilities                                                     10,666,112        8,965,440


Long-term debt                                                                78,699,324       82,497,852
Deferred income taxes                                                          9,547,000        7,639,000
                                                                       ------------------------------------
Total liabilities                                                             98,912,436       99,102,292

Commitments and contingencies (Notes 6 and 14)

Shareholders' equity:
   Common stock, $.01 par value, 5,000,000 shares authorized,                     10,166           10,166
     1,016,624 shares issued and outstanding.
   Additional paid-in capital                                                 24,989,952       24,989,952
   Retained earnings                                                          15,247,214       12,031,890
   Cumulative foreign currency translation adjustments                                 -          247,854
                                                                       ------------------------------------
Total shareholders' equity                                                    40,247,332       37,279,862
                                                                       ------------------------------------
Total liabilities and shareholders' equity                               $   139,159,768   $  136,382,154
                                                                       ====================================

See accompanying notes.

                       Penda Corporation and Subsidiaries

                      Consolidated Statements of Operations


                                                                        YEAR ENDED DECEMBER 31
                                                                 1998              1997            1996
                                                          ----------------------------------------------------

Net sales                                                     $77,962,168        $69,961,096      $89,353,487
Cost of sales                                                  48,551,794         50,800,234       56,515,239
                                                          ----------------------------------------------------
Gross profit                                                   29,410,374         19,160,862       32,838,248

Selling expenses                                                6,890,761          4,986,343        4,117,664
General and administrative expenses                             5,474,469          7,359,640        4,139,091
Legal settlement with former executive officer                          -            655,195                -
Amortization of intangible assets                               3,291,606          3,152,840        3,011,948
                                                          ----------------------------------------------------
Operating income                                               13,753,538          3,006,844       21,569,545

Interest expense                                                8,895,584          9,091,343        9,516,862
Other (income) expense, net                                      (421,370)           133,823           83,504
                                                          ----------------------------------------------------
Income (loss) before income taxes                               5,279,324         (6,218,322)      11,969,179

Provision (benefit) for income taxes                            2,064,000         (1,330,000)       4,755,000
                                                          ====================================================
Net income (loss)                                             $ 3,215,324       $ (4,888,322)    $  7,214,179
                                                          ====================================================

Earnings (loss) per share of common stock:
   Basic                                                            $3.16             $(4.89)           $7.22
   Diluted                                                          $3.16             $(4.89)           $7.20

See accompanying notes.

                       Penda Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows





                                                               Common Stock                Additional
                                                    ----------------------------------      Paid-in
                                                         Shares            Amount           Capital
                                                    -------------------------------------------------------
Balances at December 31, 1995                               999,708            $9,997       $24,969,556

   Net income                                                     -                 -                 -
   Foreign currency translation adjustments                       -                 -                 -

                 Comprehensive Income
   Purchase and retirement of common stock                   (1,666)              (17)         (118,262)
                                                    -------------------------------------------------------
Balances at December 31, 1996                               998,042             9,980        24,851,294

   Net loss                                                       -                 -                 -
   Foreign currency translation adjustments                       -                 -                 -

                  Comprehensive Loss
   Purchase and retirement of common stock                  (20,448)             (204)         (335,946)
   Issuance of common stock                                  39,030               390           474,604
                                                    -------------------------------------------------------
Balances at December 31, 1997                             1,016,624            10,166        24,989,952

   Net income                                                     -                 -                 -
   Foreign currency translation adjustments                       -                 -                 -

                  Comprehensive Income
                                                    -------------------------------------------------------
Balance at December 31, 1998                              1,016,624           $10,166       $24,989,952
                                                    =======================================================





                                                                           Cumulative
                                                                             Foreign
                                                                            Currency
                                                         Retained          Translation
                                                         Earnings          Adjustments          Total
                                                    ------------------------------------------------------
Balances at December 31, 1995                            $9,706,033           $53,283          $34,738,869

   Net income                                             7,214,179                 -            7,214,179
   Foreign currency translation adjustments                       -           114,536              114,536
                                                                                           ----------------
                 Comprehensive Income                                                            7,328,715
   Purchase and retirement of common stock                        -                 -             (118,279)
                                                    -------------------------------------------------------
Balances at December 31, 1996                            16,920,212           167,819           41,949,305

   Net loss                                              (4,888,322)                -           (4,888,322)
   Foreign currency translation adjustments                       -            80,035               80,035
                                                                                           ----------------
                  Comprehensive Loss                                                            (4,808,287)
   Purchase and retirement of common stock                        -                 -             (336,150)
   Issuance of common stock                                       -                 -              474,994
                                                    -------------------------------------------------------
Balances at December 31, 1997                            12,031,890           247,854           37,279,862

   Net income                                             3,215,324                 -            3,215,324
   Foreign currency translation adjustments                       -          (247,854)            (247,854)
                                                                                           ----------------
                  Comprehensive Income                                                           2,967,470
                                                    ------------------------------------------------------
Balance at December 31, 1998                            $15,247,214       $         -          $40,247,332
                                                    =======================================================


See accompanying notes.

                       Penda Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows



                                                                           YEAR ENDED DECEMBER 31
                                                                    1998             1997            1996
                                                              --------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                $  3,215,324   $   (4,888,322)  $    7,214,179
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                   3,261,761        3,494,807        3,059,949
     Amortization of intangible assets                              3,291,606        3,152,840        3,011,948
     Loss on sale of property, plant and equipment                    313,279           40,991           80,599
     Gain on insurance claims received                                      -         (298,440)        (485,853)
     Deferred income taxes                                          1,614,000        1,652,000        2,216,000
     Provision (reversal of provision) for doubtful accounts          (90,000)         395,000          (46,000)
     Changes in operating assets and liabilities, net of
       effects from purchase of business assets:
         Accounts receivable                                       (1,040,678)       3,345,215       (4,716,500)
         Inventories                                                 (759,937)       1,288,958          (55,266)
         Refundable income taxes                                    3,173,000       (3,162,000)         832,000
         Accounts payable                                             720,955       (1,292,704)         743,076
         Accrued interest                                             (85,349)         (25,270)         (85,403)
         Other                                                       (108,894)       1,398,803          548,844
                                                              --------------------------------------------------
Net cash provided by operating activities                          13,505,068        5,101,878       12,317,573

INVESTING ACTIVITIES
Purchase of business assets                                        (4,112,065)      (2,000,000)      (1,000,000)
Capital expenditures                                               (3,753,539)        (501,192)      (2,056,300)
Proceeds from sale of property, plant and equipment                    16,490           65,387          200,892
Proceeds from insurance claims                                              -          298,440          556,353
                                                              --------------------------------------------------
Net cash used in investing activities                              (7,849,114)      (2,137,365)      (2,299,055)

FINANCING ACTIVITIES
Net payments, revolving credit borrowings                                   -                -       (9,900,000)
Repurchase of bonds                                                (3,148,000)               -                -
Payments on note payable                                             (400,000)        (400,000)        (240,000)
Proceeds from sale/leaseback                                                -                -        1,940,000
Payments on capital leases                                           (231,326)        (213,597)        (197,224)
Purchase of common stock                                                    -         (336,150)        (118,279)
Issuance of common stock                                                    -          474,994                -
                                                              --------------------------------------------------
Net cash used in financing activities                              (3,779,326)        (474,753)      (8,515,503)
                                                              --------------------------------------------------

Net increase in cash and cash equivalents                           1,876,628        2,489,760        1,503,015
Cash and cash equivalents at beginning of year                      4,459,578        1,969,818          466,803
                                                              --------------------------------------------------
Cash and cash equivalents at end of year                         $  6,336,206   $    4,459,578   $    1,969,818
                                                              ==================================================



See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Penda Corporation (the Company) is one of the world's largest manufacturers and suppliers of pickup truck accessories serving original equipment manufacturers
(OEMs) and the automotive aftermarket, principally in the United States and Canada. The Company manufactures thermoformed high-density polyethylene plastic pickup truck bedliners that are designed to both enhance the vehicle's appearance and help protect truck beds from damage, thereby extending the useful life and increasing the resale value of the pickup truck. The Company also manufactures fiberglass accessory products for pickup trucks, vans, and Class 8 trucks that are sold by truck dealers, van converters, specialty automotive stores, other retailers and OEMs. Other truck accessories designed for sport utility vehicles and other light trucks are also distributed through the Company's OEM and aftermarket distribution systems. The Company, which operates as one segment, has manufacturing facilities in Portage, Wisconsin and Daleville, Alabama.

CONSOLIDATION AND BASIS OF PRESENTATION

The Company's consolidated financial statements include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates have been made by management with respect to the collectability of accounts receivable, inventory obsolescence, product warranty, medical cases incurred but not reported, and the possible outcome of outstanding litigation and inventory obsolescence. Actual results could differ from those estimates.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Goodwill, other intangible assets, and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss will be recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve judgement.

REVENUE RECOGNITION

The Company recognizes revenue upon shipment of product to the customer.

ADVERTISING COSTS

Advertising costs are expensed when the initial advertisement occurs. Total advertising expense was approximately $2,949,000, $2,066,000, and $1,102,000 in 1998, 1997, and 1996, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred and were $707,000, $591,000 and $728,000 in 1998, 1997, and 1996, respectively.

FOREIGN CURRENCY TRANSLATION

In 1998, the Company effectively ceased operations at its Australia and Mexico subsidiaries and removed the accumulated translation adjustments which had been recorded as a separate component of shareholders', equity. Prior to 1998, the Australian dollar was used as the functional currency for the Australian subsidiary; accordingly, assets and liabilities were translated using the current exchange rate and the income statement was translated using the weighted-average exchange rate for the year with translation adjustments recorded as a separate component of shareholders' equity. Subsequent to December 31, 1996, the U.S. dollar was used as the functional currency for the Mexican subsidiary.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

 The numerator for the calculation of basic and diluted earnings (loss) per share of common stock is net income (loss). The denominator is computed as follows:

                                                                                 YEAR ENDED DECEMBER 31
                                                                        ------------------------------------------
                                                                            1998           1997          1996
                                                                        ------------------------------------------
Denominator for basic earnings (loss) per share - weighted average
   shares                                                                   1,016,624     1,000,436        998,614
Employee stock options (treasury stock method)                                      -             -          3,402
                                                                        ------------------------------------------
Denominator for diluted earnings (loss) per share                           1,016,624     1,000,436      1,002,016
                                                                        ==========================================

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NEW ACCOUNTING STANDARDS

During 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (the Statement), which is required to be adopted for fiscal years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives in the balance sheet at fair value. As of December 31, 1998, the Company has no derivative instruments. The Company will adopt the Statement no later than January 1, 2000, and estimates that its effect will not be material to its results of operations, financial position, or cash flows.

During 1998, the Accounting Standards Executive Committee of the American Institute of Certified public Accounts issued two Statements of Position (SOP) that are applicable to the Company, SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-1 requires that certain computer software costs be capitalized and SOP 98-5 requires costs of start-up activities to be expensed as incurred. Since the Company's accounting policies were in conformity with those of SOP 98-1 and SOP 98-5, these pronouncements will have no impact.

2. INVENTORIES

Inventories consist of the following:

                                                               DECEMBER 31
                                                         1998               1997
                                                      -------------- -----------------
Finished goods                                         $3,030,878         $2,921,836
Work-in-process                                           680,310            534,594
Raw materials and supplies                              2,245,006          2,012,827
Less allowance for inventory obsolescence                (255,000)          (528,000)
                                                      ============== =================
                                                       $5,701,194         $4,941,257
                                                      ============== =================

3. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                              DECEMBER 31
                                                         1998               1997
                                                      -------------- -----------------
Goodwill                                              $ 95,871,423       $ 94,374,078
Trademarks                                               6,178,982          5,408,982
Deferred financing costs                                 3,265,932          3,378,146
Other                                                    3,614,399          1,879,178
                                                      -------------- -----------------
                                                       108,930,736        105,040,384
Less accumulated amortization                           14,095,052         10,691,210
                                                      -------------- -----------------
                                                      $ 94,835,684       $ 94,349,174
                                                      ============== =================

4. DEBT

Long-term debt consists of the following:

                                                               DECEMBER 31
                                                         1998               1997
                                                      -------------- -----------------
10 3/4% Series B Senior Notes, due 2004                 $76,852,000       $80,000,000
Promissory note payable                                   1,200,000         1,600,000
Capital lease obligation                                  1,297,853         1,529,179
                                                      -------------- -----------------
                                                         79,349,853        83,129,179
Less amount due within one year                             650,529           631,327
                                                      ============== =================
                                                        $78,699,324       $82,497,852
                                                      ============== =================

The 10 3/4% Series B Senior Notes (Senior Notes) are unsecured with interest due semiannually. The Senior Notes have certain early redemption provisions whereby the Company, at its option, can retire up to $25,000,000 in aggregate principal amount, at a redemption price equal to 110% of par, from the proceeds of an initial public offering and any subsequent public offering of common stock. In addition, the Company can redeem all or any portion of the Senior Notes on March 1, 1999 at a redemption price of 105.375% of par. Subsequent to March 1, 1999, the redemption price will decline to par at maturity based upon a predetermined schedule. In October 1998, the Company repurchased $3,148,000 of the outstanding Senior Notes on the open market, recognizing a net gain of $66,000. Due to the immaterial nature of the gain, this transaction is not presented in the consolidated statement of operations as an extraordinary item.

The Company also has a revolving credit agreement with a bank which provides for maximum borrowings of $16,500,000 at either 1.0% above the lender's base rate, or 2.5% above the lender's eurodollar rate. The revolving credit agreement is collateralized by substantially all of the Company's accounts receivable and inventories. Annual commitment fees under the revolving credit agreement are 1/2% of the unused portion of the available credit. At December 31, 1998 and 1997, there were no amounts outstanding on the revolving credit agreement. The current credit facility matures and all borrowings are due March 31, 1999. The Company is currently negotiating a new credit agreement that is expected to be in place before the existing agreement terminates.

The Company's Senior Notes and revolving credit agreement contain covenants that restrict the payment of cash dividends and the issuance of new debt, and require the Company to maintain minimum amounts of net worth and certain financial ratios. Under the most restrictive covenant, cash dividends paid may not exceed $1,000,000 plus the sum of 50% of consolidated net income of the Company. The Company's management believes it is in compliance with all covenants of these agreements as of December 31, 1998 and 1997.

Interest on the promissory note payable is due semiannually. Annual principal payments of $400,000 are due August 15th through 2001. Payment of this promissory note is subordinated to the borrowings under the revolving credit agreement.

The Company has obligations on manufacturing equipment under a capital lease that expires December 2000. The Company has an option to purchase the equipment at the end of the lease term for $776,000. Lease payments are due in monthly installments including interest at 8%.

Scheduled aggregate maturities on long-term debt are as follows: 1999-$650,529 2000-$1,447,323 and 2001-$400,000, 2002-$0, 2003-$0, and thereafter -
$76,852,000.

The fair value of the long-term debt, other than the capital lease obligation, approximates $77,900,000 at December 31, 1998 based upon quoted market prices for the senior notes and the present value of future cash flows for the note payable using the interest rate of 8.75% on the Company's revolving credit facility.

5. INCOME TAXES

Income (loss) before the provision (benefit) for income taxes for domestic and foreign operations was as follows:


                                                        YEAR ENDED DECEMBER 31
                                              1998               1997              1996
                                           --------------- ------------------ ----------------

Domestic                                     $5,113,944        $(4,492,191)       $12,295,264
Foreign                                         165,380         (1,726,131)          (326,085)
                                           --------------- ------------------ ----------------
Income (loss) before income taxes            $5,279,324        $(6,218,322)       $11,969,179
                                           =============== ================== ================

The components of the provision (benefit) for income taxes consist of the following:

                                                         YEAR ENDED DECEMBER 31
                                                1998               1997              1996
                                             --------------- ------------------ ----------------
Current:
   Federal                                     $  429,000       $(3,001,000)        $2,081,000
   State                                           21,000            18,000            458,000
                                             --------------- ------------------ ----------------
                                                  450,000        (2,983,000)         2,539,000
Deferred:
   Federal                                      1,221,000         1,405,000          1,977,000
   State                                          393,000           248,000            239,000
                                             --------------- ------------------ ----------------
                                                1,614,000         1,653,000          2,216,000
                                             --------------- ------------------ ----------------
Provision (benefit) for income taxes          $ 2,064,000       $(1,330,000)        $4,755,000
                                             =============== ================== ================

The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                                              YEAR ENDED DECEMBER 31
                                                                          1998         1997         1996
                                                                       ------------ ------------ -----------
Federal statutory income taxes                                             34.0%      (34.0)%       34.0%
Foreign (income) loss for which no tax benefit (expense) recorded          (1.1)        9.4          1.0
State income taxes, net of federal income tax benefit                       5.2         2.8          3.8
Other                                                                       1.1         0.4          0.9
                                                                       ============ ============ ===========
                                                                           39.2%      (21.4)%       39.7%
                                                                       ============ ============ ===========

The components of the net deferred income tax liability are as follows:

                                                                                    DECEMBER 31
                                                                        ------------------------------------
                                                                              1998               1997
                                                                        ------------------ -----------------
Deferred income tax assets:
   Accounts receivable                                                      $   118,000      $      87,000
   Inventories                                                                  143,000            209,000
   Accrued liabilities                                                          596,000            258,000
   Intangible assets                                                            104,000             80,000
   Foreign net operating losses                                               1,028,000          1,089,000
   Federal AMT credit carryforwards                                             315,000            383,000
   State net operating loss carryforwards                                       487,000            656,000
                                                                        ------------------ -----------------
                                                                              2,791,000          2,762,000
   Valuation allowance                                                       (1,313,000)        (1,368,000)
                                                                        ------------------ -----------------
                                                                              1,478,000          1,394,000
                                                                        ------------------ -----------------
Deferred income tax liabilities:
   Intangible assets                                                          8,214,000          6,483,000
   Property, plant and equipment                                              1,978,000          2,011,000
                                                                        ------------------ -----------------
                                                                             10,192,000          8,494,000
                                                                        ================== =================
Net deferred income tax liability                                            $8,714,000        $ 7,100,000
                                                                        ================== =================

Deferred taxes are classified in the accompanying balance sheets as follows:

                                                                                    DECEMBER 31
                                                                        ------------------------------------
                                                                              1998               1997
                                                                        ------------------ -----------------
Current asset                                                               $    833,000      $    539,000
Noncurrent liability                                                          (9,547,000)       (7,639,000)
                                                                        ================== =================
                                                                             $(8,714,000)      $(7,100,000)
                                                                        ================== =================

The Company recorded a valuation allowance of $1,313,000 and $1,368,000 at December 31, 1998 and 1997, respectively, to provide for uncertainties relating to the realization of foreign and certain state net operating loss carryforwards. Certain foreign net operating losses expire beginning in 2005, and the state net operating loss carryforwards expire in 2011.

6. LEASE COMMITMENTS

The Company has entered into operating lease agreements for equipment, computers, vehicles and warehouses used in its operations. Rent expense under such leases approximated $683,000, $446,000 and $2,380,000 in 1998, 1997, and
1996, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 1998 are as follows:

             1999                                                 $   808,388
             2000                                                     439,338
             2001                                                     227,191
             2002                                                      79,077
                                                              ------------------
                                                                   $1,553,994
                                                              ==================

7. EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution employee benefits plan in which substantially all employees are participants. The plan requires the Company to make matching contributions equal to 25% on the first 6% of each plan participant's contribution. The plan also allows for the Company to make discretionary contributions. Contributions expense approximated $124,000, $115,000, and $217,000 in 1998, 1997, and 1996, respectively.

8. MAJOR CUSTOMERS AND FOREIGN SALES

Net sales to the Company's two largest automotive industry customers approximated 25% and 10% in 1998, 25% and 12% in 1997, and 21% and 20% in 1996,
respectively, of consolidated net sales.

Net sales to customers in foreign countries, principally Canada, approximated $7,955,000, $7,086,000, and $8,902,000 in 1998, 1997, and 1996, respectively.

9. CONCENTRATIONS OF CREDIT AND OTHER RISKS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables with a variety of automotive industry original equipment manufacturers and automobile after-market dealers and retailers. The Company generally does not require collateral from its customers. Credit risk with such customers is considered by management to be limited due to the general creditworthiness of its customers and its broad customer base, procedures to monitor customers' payment history, and adequate provision for uncollectable accounts.

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

10. STOCK OPTIONS

The Company has entered into Management Stock Option Plans And Agreements (1997
Plan) which provide incentives to certain employees through encouragement of stock ownership in the Company. In addition, the Company has a Management Stock Option Plan, as amended (1994 Plan), which was suspended in 1997 except as to outstanding options. Options under the 1997 Plan are granted provided that the executive is employed by the Company on the last day of the fiscal year. Twenty percent of the options become exercisable on each anniversary date of the option grant. During 1998, there were 11,500 options granted under the 1997 plan. Options under the 1994 Plan have a term of ten years and are contingent upon the attainment of certain annual financial results. The options become exercisable as to 25% of the shares on each anniversary date of the option grant on a per share exercise price equal to the book value per share on the first day of the year that required financial results were attained.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue applying Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options granted to employees. Total compensation expense recorded approximated $28,000, $114,000 and $114,000 in 1998, 1997 and 1996,
respectively. Had compensation cost been determined under the method set forth in SFAS No. 123, the effect on 1998, 1997 and 1996 net income (loss) and earnings per share would not have been significant.. Stock option transactions are summarized as follows:


                                   1998                          1997                         1996
                         --------------------------    --------------------------    -----------------------
                                        Weighted                     Weighted                     Weighted
                                         Average                      Average                     Average
                                        Exercise                     Exercise                     Exercise
        Options              Options      Price         Options        Price          Options      Price
------------------------    ---------- ------------    ----------- --------------    ---------- ------------
Outstanding at
   beginning of year          16,405      $27.87          24,684       $30.92          10,526       $25.00

Granted                       11,500       25.00          38,813        14.81          15,800        34.74
Exercised                          -        -            (30,813)       12.17               -         -
Canceled                           -        -            (16,279)       31.08          (1,642)       29.87
                            ----------                 -----------                   ----------

Outstanding at end of
   year                       27,905      $26.89          16,405       $27.87          24,684       $30.92
                            ========== ============    =========== ==============    ========== ============

The outstanding stock options at December 31, 1998 have a range of exercise prices between $25.00 and $34.74 per option. Options under the 1994 Plan have a weighted average contractual life of approximately 6.2 years. At December 31, 1998, 7,587 options are currently exercisable. The fair value at date of grant for options granted during 1998 was $25.44 per option using the minimum value method. The fair value of options at date of grant was estimated by subtracting the exercise price from the fair value of the stock. In performing this calculation, an estimated option life of seven years and an estimated risk-free interest rate of 6.00% were assumed.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the years ended December 31 was as follows:


                                  1998             1997             1996
                                ------------- ---------------- ----------------

Interest                          $8,973,333       $9,106,363       $9,602,265
                                ============= ================ ================

Income taxes                      $  401,500       $   60,440       $2,125,000
                                ============= ================ ================



12. RELATED-PARTY TRANSACTIONS

Effective March 18, 1994, the Company has entered into a 10-year consulting agreement (the Agreement) with Trivest Inc. (Trivest), an affiliate of its major shareholders. Pursuant to the Agreement, Trivest provides corporate finance, strategic and capital planning and other management advice to the Company for an annual fee (subject to cost of living adjustments), payable quarterly in advance. Additionally, Trivest's annual fee will be increased for each additional business operation acquired or sold by the Company, based upon a percentage of the purchase or sales price and the financial results of the operation acquired.

Management and other fees charged by Trivest totaled $417,000, $481,000 and $434,000 in 1998, 1997 and 1996, respectively.

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

On December 23, 1997, the Company settled certain litigation with the Company's former executive officer (officer). Under the terms of the settlement, the Company agreed to purchase 16,007.5 shares of Penda Corporation's common stock from the officer, the Company and the officer agreed that options held by the officer, if any, were canceled and various other aspects of the employment agreement between the Company and the officer were modified. The officer received $850,000 in consideration for this settlement. The estimated value of the shares purchased was $195,000. The difference between the settlement and the estimated value of shares purchased of $655,000 was expensed.

The Company, along with various other manufacturers of pickup truck bedliners, has been identified and served as a defendant in four pending class action lawsuits. The plaintiffs in these lawsuits allege that the bedliners manufactured by the defendants are defective and unreasonably dangerous because they allegedly prevent the discharge of static electricity which can accumulate on or in portable fuel containers, thereby creating the potential for fire or explosion. The plaintiffs seek damages in unspecified amounts and equitable relief, including a recall and replacement of all bedliners, or a refund, and notification to all bedliner owners of the purported danger. The complaints either request punitive damages or reserve the right to seek punitive damages at a later date. Management believes that the claims in these lawsuits are without merit and has specifically denied any fault or omission or any liability or violation of law in connection with these claims. The settlement discussions are continuing in connection with this lawsuit and the Company has accrued for its estimated portion of the settlement amount. In the event that settlement discussions terminate, the Company intends to vigorously defend these lawsuits.

                                PENDA CORPORATION
                                   SCHEDULE II
                      VALUATION AND QUALIFICATION ACCOUNTS


                                                            Balance at  Charged to   Charged                     Balance
                                                            Beginning   Cost and     To Other                    at End of
Period                 Description                          of Period   Expenses     Accounts   Deductions       Period
------------------------------------------------------------------------------------------------------------    ------------

Year ended
December 31, 1998      Allowance for Doubtful Accounts      $470,000     $289,294      $ --      $379,294  (1)  $380,000
                       Inventory Obsolescence Reserve       $528,000       $   --      $ --      $273,000       $255,000
Year ended
December 31, 1997      Allowance for Doubtful Accounts       $75,000     $465,611      $ --       $70,611  (1)  $470,000
                       Inventory Obsolescence Reserve       $180,000     $348,000      $ --         $  --       $528,000
Year ended
December 31, 1996      Allowance for Doubtful Accounts      $121,000    $ (18,332)     $ --       $27,668  (1)   $75,000
                       Inventory Obsolescence Reserve        $55,000     $125,000      $ --          $ --       $180,000


(1) Bad debts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NOT APPLICABLE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company are as follows:

NAME                                   AGE    POSITION
------------------------------------   ---    --------
Earl W. Powell                         60     Chairman of the Board
Jack L. Thompson                       60     President, Chief Executive Officer and Director
Leo E. Waner                           43     Vice President -- Chief Financial Officer
Jeffrey G. Rastocan                    37     Vice President -- Sales & Marketing
Scot D. Harvey                         42     Vice President -- Operations
Gary L. Witt                           37     Vice President -- Administration
Troy D. Templeton                      38     Director
Phillip T. George, M.D.                59     Director
David S. Timson                        46     Director
L. J. (Jim) Schoenwetter               60     Director
Thomas J. Smith                        46     Director



         Mr. Powell, a director of the Company since its 1994 organization, has served as Chairman of the Board since January 1, 1998. Mr. Powell also served as Chairman of the Board from the date of the Company's organization until March 27, 1997. Mr. Powell serves as Chairman of the Board and Chief Executive Officer of Trivest, Inc. ("Trivest"), a private investment firm formed by Messrs. Powell and George in 1981 that specializes in management services and acquisitions, dispositions, and leveraged buyouts. Since May 1984, Mr. Powell has served as Chairman of the Board of Atlantis Plastics, Inc., an American Stock Exchange company whose subsidiaries are engaged in the plastics industry ("Atlantis") and as Chief Executive Officer from May 1984 to February 1995. Mr. Powell also served as President of Atlantis from November 1993 to February 1995. Mr. Powell has served as Chairman of the Board of Biscayne Apparel, Inc., a company whose principal subsidiaries are engaged in the apparel industry ("Biscayne"), since October 1985 and presently serves as Chief Executive Officer of Biscayne. The common stock of Biscayne is quoted on the NASD OTC Bulletin Board. Biscayne filed a voluntary Chapter 11 bankruptcy petition in February 1999. Mr. Powell also serves as Chairman of the Board of Directors of WinsLoew Furniture Inc., a NASDAQ National Market company engaged in the manufacture of contract seating and casual furniture ("WinsLoew"). From 1971 until 1985, Mr. Powell was a partner with KPMG/Peat Marwick, Certified Public Accountants, where his positions included serving as managing partner of Peat Marwick's Miami office.

         Mr. Thompson has served as President, Chief Executive Officer, and as a Director since joining the Company in July 1997. From October 1993 to February 1997, Mr. Thompson was Senior Vice President of Tenneco Automotive and President of Monroe Auto Equipment Company, a $1.3 billion division of Tenneco Automotive that manufactures the Monroe Brand of motor vehicle ride control products. From April 1990 to October 1993, Mr. Thompson was Vice President Operations and Engineering for Walker Manufacturing Company a division of Tenneco Automotive that manufactures motor vehicle exhaust systems. From October 1987 to April 1990, Mr. Thompson was Managing Director of Walker Australia. From January 1975 to October 1987, Mr. Thompson was Executive Director of Production and Process Engineering for Monroe. Prior to joining Monroe Auto Equipment Company, Mr. Thompson worked for Chrysler Corporation, General Motors Corporation, and Ford Motor Company.

         Mr. Waner has served as Vice President and Chief Financial Officer of the Company since joining the Company in July 1997. From June 1995 to March 1997, Mr. Waner was Vice President of Acquisition and Integration for Monroe Auto Equipment Company, a subsidiary of Tenneco Automotive. From January 1993 to May 1995, Mr. Waner was Vice President of Finance for Monroe. From 1989 to 1993, Mr. Waner was Executive Director - Internal Audit for Tenneco Inc. From 1983 to 1989 Mr. Waner held a series of positions of increasing responsibility with Tenneco Gas including Manager - EDP Audit, Manager Strategy, Assistant Controller and Controller.

         Mr. Rastocan has served as Vice President Sales and Marketing for the Company since joining the Company in October 1997. From 1993 to 1997, Mr. Rastocan was Retail Market Manager for Monroe Auto Equipment Company. From 1984 to 1993, Mr. Rastocan held various sales positions with Monroe. Mr. Rastocan's background includes managing various sales and key accounts as well as designing consumer promotions and sales incentive programs.

         Mr. Harvey served as the Division's Director of Operations from March 1990 through March 1994 at which time he became Vice President -- Operations. Mr. Harvey is primarily responsible for the Company's operations and distribution systems. From June 1987 until March 1990, Mr. Harvey served as Distribution Manager for Tombstone Pizza, Inc., where his responsibilities included purchasing, scheduling, warehousing, and fleet management.

         Mr. Witt served as the Division's Director of New Business Development from January 1993 through March 1994 at which time he became Vice President -- Administration. Mr. Witt is responsible for the Company's Quality, Human Resources, and Purchasing functions, as well as the Company's Cost Reduction Program. From May 1987 until January 1993, Mr. Witt served as the Division's OEM Sales Manager, where he managed and developed OEM/dealer programs.

         Mr. Templeton joined the Board as a director in November 1998. Mr. Templeton joined Trivest in 1989 and has led the origination, structuring, financing and ultimate disposition of numerous stand-alone and add on acquisitions. He has also been extensively involved in the management oversight of portfolio companies. Mr. Templeton is currently a Senior Managing Director at Trivest. Prior to joining Trivest, Mr. Templeton spend six years serving in various capacities with Southeast Bank, NA in Miami.

         Dr. George, a Director of the Company since its organization, is the Vice-Chairman of the Board of Trivest, Inc. He has served as the Vice-Chairman of the Board of Atlantis since that company's organization and as Chairman of the Executive Committee of the Atlantis Board of Directors since February 1990. Dr. George also serves as a director of WinsLoew. Dr. George also serves as a Director of Biscayne. Biscayne filed a voluntary Chapter 11 bankruptcy petition in February 1999. Dr. George's executive position with Trivest has been his principal occupation since retiring from the private practice of plastic and reconstructive surgery in February 1986.

         Mr. Schoenwetter, a Director of the Company since March 1995, has been employed since 1960 by 3M, a diversified manufacturer with operations in 34 states and more than 60 foreign countries. Mr. Schoenwetter has had a number of positions in the financial area of 3M, including Vice President & Controller, and was appointed to his current position, Corporate Vice President, Logistics, in July 1993.

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

         Mr. Timson joined the Board as a director in August 1998. Mr. Timson is an Executive Director/Partner in the Private Markets Group of Brinson Partners, Inc. and joined the firm in 1985. Mr. Timson focuses primarily on private equity investments in general manufacturing, financial services, and other service-based businesses. During his tenure at Brinson, Mr. Timson has invested in 26 different companies.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company, to the Company's Chief Executive Officer and to four other executive officers whose total annual salary and bonus, determined as of December 31, 1998, exceeded $100,000 ("Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                  ANNUAL COMPENSATION                      STOCK OPTIONS
NAME AND PRINCIPAL POSITION                      YEAR            SALARY        BONUS(1)         OTHER         AWARDS(#)
------------------------------------------       ----            ------        --------         -----        ---------
Jack L. Thompson (2)(3)                          1998           $259,615       $150,000        $28,961        4,000.00
President and Chief Executive Officer            1997           $125,000       $100,300        $22,157       22,542.00


Leo E. Waner (4)(5)                              1998           $144,808        $58,000         $5,419        1,500.00
Vice President and Chief Financial               1997            $60,096        $60,300        $43,587       11,021.00
Officer


Jeffrey G. Rastocan (6)(7)                       1998           $116,274        $31,226        $24,148        1,500.00
Vice President-Sales & Marketing                 1997            $19,846        $10,800         $3,810          750.00

                                                 1998           $114,262        $35,000         $3,611        1,500.00
Scot D. Harvey (8)(9)                            1997           $100,616        $28,546         $2,960        1,500.00
Vice President-Operations                        1996      $      93,591  $      19,200              -        1,988.27


                                                 1998           $114,467        $35,000         $4,309        1,500.00
Gary L. Witt (9)                                 1997           $102,781        $18,300         $3,768        1,500.00
Vice President-Administration                    1996      $      92,733  $      29,239              -        1,810.49

---------------

(1) Except as set forth in footnotes (5), (8), and (9), represents bonus earned in the respective year regardless of when paid by the Company.

(2)  Mr. Thompson joined the Company on July 7, 1997.

(3) Other annual compensation shown for Mr. Thompson includes payments for housing in Portage, Wisconsin of $16,489 in 1998 and $8,202 in 1997 and travel between Portage, Wisconsin and Monroe, Michigan for Mr. Thompson and his spouse $8,517 in 1998 and $6,268 in 1997, and tax gross up of $5,366 in 1997.

(4)  Mr. Waner joined the Company on July 7, 1997.

(5) Bonus shown for 1997 for Mr. Waner includes a $25,000 signing bonus. In 1997, other annual compensation for Mr. Waner includes relocation costs of $36,648.

(6)  Mr. Rastocan joined the Company on October 20, 1997.

(7) Other annual compensation for Mr. Rastocan in 1998 includes relocation costs of $21,291.

(8) Bonus shown for 1997 for Mr. Harvey includes an adjustment to the 1996 bonus paid after March 1997 of $10,246.

(9) Bonus shown for 1997 for Mr. Harvey and Mr. Witt includes a special payment of $18,000 to each for acting as General Managers of the Company from April through June 1997.

STOCK OPTION GRANTS

         The following table sets forth information concerning the grant of stock options to the Named Executive Officers in 1998 (all options were granted under Management Stock Option Plans and Agreements entered into between the Company and the Named Executive Officers). The Company did not grant any stock appreciation rights in 1998.


                                                                                          POTENTIAL REALIZABLE VALUE
                                                                                          AT ASSUMED ANNUAL RATES OF
                                                                                           STOCK PRICE APPRECIATION
                                                 INDIVIDUAL GRANTS                            FOR OPTION TERM(3)
                                -------------------------------------------------------   --------------------------
                                             % OF TOTAL
                                               OPTIONS
                                              GRANTED TO
                                OPTIONS       EMPLOYEES     EXERCISE OR
                                GRANTED       IN FISCAL      BASE PRICE    EXPIRATION
           NAME                 (#)(1)         YEAR(2)         ($/SH)          DATE          5%($)         10%($)
           ----                 ------         -------         ------       ---------        -----         -------
Jack L. Thompson               4,000          34.78%          $25.00          (1)          $65,756.32    $163,393.23
Leo E. Waner                   1,500          13.04%          $25.00          (1)          $24,658.62     $61,477.21
Jeffrey G. Rastocan            1,500          13.04%          $25.00          (1)          $24,658.62     $61,477.21
Gary L. Witt                   1,500          13.04%          $25.00          (1)          $24,658.62     $61,477.21
Scot D. Harvey                 1,500          13.04%          $25.00          (1)          $24,658.62     $61,477.21

----------------------


(1) (1) A total of 10,000 in time vested options were granted to the named Executive Officers in 1998. The time vested options become exercisable as to 20% of the shares on each anniversary of the date of grant (beginning December 31, 1999) over a five year period, so long as employment with the Company continued without any expiration date. The Board of Directors may, in its discretion, accelerate the date on which any option may be exercised, and may accelerate the vesting of any shares subject to any option.

(2) Options to purchase a total of 11,500 shares were granted in 1998. The percentage shown in this column represents the percentage arrived at by dividing the number of options granted to the named Executive Officer by the total number of options granted in 1998.

(3) Based on assumed annual rates of stock price appreciation from the fair value of the Company's common stock as of the grant date in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation". These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock options exercises and common stock holdings are dependent on the future performance of the Company and the market available for the sale of the Company's common stock. The Company's common stock is not registered under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"). Since the 1998 time vested options do not have a termination date, 10 years was used for these calculations.



         STOCK OPTIONS EXERCISES AND FISCAL YEAR-END HOLDINGS

         The following table sets forth information, with respect to the Named Executive Officers, concerning exercised and unexercised options held by them as of the end of such fiscal year:

                   OPTIONS EXERCISES AND YEAR-END VALUE TABLE

 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END OPTION
 VALUE


                                                     NUMBER OF UNEXERCISED                   VALUE OF UNEXERCISED IN-THE-
                          OPTIONS EXERCISED          OPTIONS AT DECEMBER 31,                  MONEY OPTIONS AT DECEMBER
                            DURING 1998                     1998(#)                               31, 1998($)(1)
                            -----------              -----------------------                 ----------------------------

                                             ($)VALUE
NAME                      SHARES(#)          REALIZED(1)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                      ---------          -----------   -----------    -------------    -----------     -------------

Jack L. Thompson                   0             $0          400.000        5,600.000        $176.00         $2,664.00
Leo E. Waner                       0             $0          150.000        2,100.000         $66.00           $924.00
Jeffrey G. Rastocan                0             $0          150.000        2,100.000         $66.00           $924.00
Gary L. Witt                       0             $0        2,412.235        3,605.245        $663.08         $1,188.00
Scot D. Harvey                     0             $0        2,619.645        3,694.135        $715.22         $1,118.00



(1) Calculated by multiplying (a) the difference between the present value of the option exercise price per share and the estimated per share fair value calculated in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" by (b) the number of shares of common stock underlying the option. The Company's calculated the fair market value of the Company's common stock on December 31, 1998 was $25.44. Options with an exercise price higher than fair value were considered to have a value of zero for purposes of this calculation. The Company is not registered under Section 12 of the Exchange Act.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company had 1,016,624.2679 shares of Common Stock issued and outstanding at March 15, 1999. The following table sets forth information with respect to the beneficial ownership of the Common Stock as of such date by (i) each person known to the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each director and Named Executive Officer who owns any shares, and (iii) all directors and executive officers of the Company as a group:



                                                                                   COMMON STOCK
                                                                               BENEFICIALLY OWNED(2)
                                                                               ---------------------

NAME(1)                                                                      SHARES        PERCENT
-------                                                                      ------        -------
Brinson Partners, Inc. (3) ..........................................       500,000        49.1824%
Trivest Group, Inc. (4)(5) ..........................................       412,871        40.6120%
Blue Sky Partners (5)(6) ............................................        32,000         3.1477%
Earl W. Powell (5)(7) ...............................................       444,871        43.7596%
Phillip T. George, M.D. (5)(7) ......................................       444,871        43.7596%
Thomas J. Smith (11) ................................................         4,000         *
Troy D. Templeton (5) ...............................................         1,000         *
Jack L. Thompson (8) ................................................        20,942         2.0600%
Leo E. Waner (8) ....................................................        10,421         1.0251%
Jeffrey G. Rastocan (8) .............................................    8,366.9269         *
Scot D. Harvey (8) ..................................................    6,441.1600         *
Gary L. Witt (8) ....................................................    5,409.3050         *
All directors and executive officers as a group (persons) (9)(10) ...    501,451.39        48.6455%



* Less than 1%

(1) Unless otherwise indicated, the address of each of the identified beneficial owners is 2344 W. Wisconsin Street, Portage, Wisconsin 53901-0449.

(2) Unless otherwise indicated, each person has sole voting and investment power with respect to all such shares.

(3) Consists of 400,000 shares held of record by Virginia Retirement System ("VRS"), 85,978 shares held of record by Brinson Venture Capital Fund III, L.P. ("BCFIII") and 14,022 shares held of record by Brinson MAP Venture Capital Fund III Trust ("Brinson MAP Fund"). Brinson has voting and dispositive power over the shares held of record by VRS pursuant to agreements between Brinson and VRS. Brinson is the general partner of BCF III and as a result has voting and dispositive power over the shares held by BCF
         III. Brinson MAP Fund is a collective investment trust the trustee of which (Brinson Trust Company) is a subsidiary of Brinson. David S. Timson, a director of the Company, is a Partner of Brinson and an officer of Brinson Trust Company. Both Brinson and Mr. Timson disclaim beneficial ownership of the shares of Common Stock held by VRS, BCF III and Brinson MAP Fund. Brinson's address is 209 South LaSalle, Chicago, Illinois 60604.

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

(7) Reflects shares held of record by Fund I, Equity Partners I and Blue Sky. See footnotes (4) and (6).

(8)      Includes 400.000, 150.000, 150.000, 3,116.713 and 2,864.858 shares for
         Messrs. Thompson, Waner, Rastocan, Harvey and Witt, respectively, of common stock issuable upon exercise of the options presently exercisable as of March 15, 1999.

(9) Does not reflect shares held of record by any of VRS, BCF III or Brinson MAP Fund. Reflects shares held of record by Fund I, Equity Partners I and Blue Sky. See footnotes (3), (4) and (6).

(10) Includes 4431.880 shares of common stock issuable upon exercise of the exercisable executive officer's options as of March 15, 1998.

(11) The beneficial owner's address is 4365 Steiner Street, St. Bonafius, Minnesota 55375.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective March 18, 1994, the Company entered into a ten-year agreement (the "Consulting Agreement") with Trivest, Inc., a corporation owned by Messrs. Powell and George. Pursuant to the Consulting Agreement, Trivest provides corporate finance, strategic and capital planning and other management advice to the Company for an annual fee, payable quarterly in advance. During 1998, the Company paid management fees to Trivest of approximately $417,000 and reimbursed Trivest for certain out-of-pocket expenses incurred on behalf of the Company.

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

TRIVEST LEGAL DEPARTMENT

         Trivest maintains an internal legal department. The Trivest legal department accounts for its time on an hourly basis and bills Trivest and its affiliates, including the Company, for services rendered at prevailing rates. In 1998, the Company paid Trivest $13,285 for services rendered by the Trivest legal department. The Company believes that the fees charged by the Trivest legal department in 1998 were no less favorable to the Company than fees charged to unaffiliated third parties for similar services.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)      The following documents are filed as part of this report:

         1. Financial Statements - included in Item 8. An index to financial statements appears on Page 15.

         2. Financial Statement Schedule - Schedule II - valuation and qualifying accounts is the only schedule provided because all other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable, and therefore have been omitted. Schedule II appears on Page 33.

         3.       Exhibits

(b) No reports on Form 8-K have been filed for the year ended December 31, 1998.

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

2.4 Guaranty, dated as of July 14, 1995, issued by the registrant in favor of VMC Fiberglass Products, Inc. (2.4)(2)

2.5 Lease Agreement dated as of July 14, 1995, between Tri-Glas Corporation and VMC Fiberglass Products, Inc. (2.5)(2)

3.1      Registrant's Articles of Incorporation (3.1)(1)

3.2      Registrant's Bylaws (3.2)(1)

4.1      Specimen Note Certificate for Notes (4.1)(1)

4.2 Registration Rights Agreement dated as of March 18, 1994, between the Registrant and Bear, Stearns & Co. Inc. (4.2)(1)

4.3 Indenture, dated as of March 18, 1994, between the Registrant and American Stock Transfer & Trust Company (4.3)(1)

4.4 Supplemental Indenture, dated as of July 14, 1995, between Tri-Glas Corporation and American Stock Transfer & Trust Company, as Trustee (4.4)(2)

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

10.7* First Amendment to Registrant's First Amended and Restated Management Stock Option Plan adopted August 2, 1996(10.7)(4)

10.8* Employment Agreement between the Registrant and Jack L. Thompson dated June 23, 1997. (10.8)(8)

10.9* Employment Agreement between the Registrant and Leo E. Waner dated July 1, 1997. (10.9)(8)

10.10 Settlement Agreement, dated December 23, 1997, between the Registrant and Daniel E. Braun (10.10)(8)

10.11 Stock Transfer and Option Termination Agreement dated December 23, 1997 between the Registrant and Daniel E Braun (10.11)(8)

10.12 Form of Shareholder's Agreement between Registrant and certain executive officers and certain employees. (10.12)(8)

10.13* Form of Management Stock Option Plan and Agreement between Registrant and certain executive officers (10.13)(8)

10.14 Amendment No. 1 to the Amended and Restated Credit Agreement dated as of October 16, 1997, between the Registrant and Banque Nationale de Paris. (10.14)(6)

10.15 Letter Waiver dated as of February 24, 1998 to the Amended and Restated Credit Agreement between the Registrant and Banque Nationale de Paris. (10.15)(8)

10.16* Form of Stock Option Substitution Agreement entered into between the Registrant and certain executives' (10.16)(8)

10.17 Master Lease between Penda Corporation and Firstar Equipment Finance Corporation dated December 26, 1995. (10.17)(9)

10.18 Letter Waiver dated as of October 22, 1998 to the Amended and Restated Credit Agreement between the Registrant and Banque Nationale de Paris. (10.18)(5)

12.1     Statement Regarding Computation of Ratio of Earnings to Fixed
         Charges (5)

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

(8) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-K, dated March 24, 1998.

(9) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-Q, dated July 23, 1998.

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

                                          PENDA CORPORATION
Date:  March 9, 1999                      By:/s/  JACK L. THOMPSON
                                             --------------------------------
                                             Jack L. Thompson
                                             President & Chief Executive Officer

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


               SIGNATURE                                 TITLE                                  DATE
               ---------                                 -----                                  ----
/s/ JACK L. THOMPSON                     President,  Chief  Executive  Officer              March 9, 1999
------------------------------------     and Director
     Jack L. Thompson


/s/  EARL W. POWELL                      Chairman of the Board                              March 9, 1999
------------------------------------
     Earl W. Powell


/s/  LEO E. WANER                        Vice  President  -  Chief   Financial              March 9, 1999
------------------------------------     Officer   (Principal   Financial  and
     Leo E. Waner                        Accounting Officer)


/s/  PHILLIP T. GEORGE, M.D.             Director                                           March 9, 1999
------------------------------------
      Phillip T. George, M.D.


/s/  DAVID S.TIMSON                      Director                                           March 9, 1999
---------------------------------------
      David S. Timson

/s/  TROY D.TEMPLETON                    Director                                           March 9, 1999
---------------------------------------
      Troy D. Templeton

/s/  L.J. SCHOENWETTER                   Director                                           March 9, 1999
---------------------------------------
      L.J. Schoenwetter

/s/  THOMAS J. SMITH                     Director                                           March 9, 1999
------------------------------------
      Thomas J. Smith



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