Form 10-Q
period 1999-03-31
PENDA CORP
filed 1999-04-20
CIK 921745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

At March 31,1999, the Registrant had 1,016,624.2679 shares of $0.01 par value common stock outstanding.

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

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                                PENDA CORPORATION

                           CONSOLIDATED BALANCE SHEETS




                                                    MARCH 31, 1999           DECEMBER 31,
                                                      (UNAUDITED)                1998
                                                    --------------         ---------------
ASSETS                                                           (in thousands)
Current assets:
   Cash and cash equivalents                        $        4,790         $         6,337
   Accounts receivable, net                                 13,855                  10,667
   Inventories, net                                          5,980                   5,701
   Deferred income taxes                                       833                     833
   Other                                                     1,202                     844
                                                    --------------         ---------------
      Total current assets                                  26,660                  24,382

Property, plant and equipment
   Land and improvements                                       734                     744
   Buildings and improvements                                7,559                   7,388
   Machinery and equipment                                  22,781                  21,278
   Furniture and fixtures                                      601                     600
   Construction in progress                                    941                   1,817
                                                    --------------         ---------------
                                                            32,616                  31,827
   Less accumulated depreciation                            12,803                  11,885
                                                    --------------         ---------------
Net property, plant and equipment                           19,813                  19,942
Goodwill and other intangible assets, net                   94,123                  94,836
                                                    --------------         ---------------
      Total assets                                  $      140,596         $       139,160
                                                    ==============         ===============

                                PENDA CORPORATION

                           CONSOLIDATED BALANCE SHEETS




                                                    MARCH 31, 1999           DECEMBER 31,
                                                     (UNAUDITED)                 1998
                                                    --------------         ---------------
                                                               (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $        4,060         $         3,612
   Accrued interest                                            702                   2,841
   Employee compensation                                     1,394                   1,174
   Current maturities of long-term debt                        576                     651
   Other accrued liabilities                                 2,938                   2,388
                                                    --------------         ---------------
      Total current liabilities                              9,670                  10,666

Long-term debt, less current portion                        79,271                  78,700
Deferred income taxes                                        9,865                   9,547
                                                    --------------         ---------------
      Total liabilities                                     98,806                  98,913

Shareholders' equity:
   Common stock                                                 10                      10
   Additional paid-in capital                               24,990                  24,990
   Retained earnings                                        16,790                  15,247
                                                    --------------         ---------------
      Total shareholders' equity                            41,790                  40,247
                                                    --------------         ---------------
      Total liabilities and shareholders' equity    $      140,596         $       139,160
                                                    ==============         ===============


The accompanying notes are an integral part of the consolidated financial statements.

                                PENDA CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME




                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                            (UNAUDITED)
                                               --------------------------------------

                                                     1999                  1998
                                               ---------------         --------------
                                              (in thousands, except for per share data)

Net sales                                      $        22,435         $       18,391
Cost of sales                                           13,040                 12,166
                                               ---------------         --------------
         Gross profit                                    9,395                  6,225

Selling expenses                                         2,539                  1,295
General and administrative expenses                      1,396                  1,132
Amortization                                               891                    774
                                               ---------------         --------------
         Operating income                                4,569                  3,024

Interest expense                                         2,036                  2,247
Other expense, net                                         196                    111
                                               ---------------         --------------
         Income before income taxes                      2,337                    666

Provision for income taxes                                 794                    185
                                               ---------------         --------------
         Net income                            $         1,543         $          481
                                               ===============         ==============

Earnings per share of common stock
         Basic                                 $          1.52         $         0.47
                                               ===============         ==============
         Diluted                               $          1.52         $         0.47
                                               ===============         ==============

Weighted average common shares outstanding
         Basic                                           1,017                  1,017
                                               ===============         ==============
         Diluted                                         1,017                  1,017
                                               ===============         ==============


The accompanying notes are an integral part of the consolidated financial statements.

                                PENDA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           THREE MONTHS ENDED MARCH 31,
                                                                  (UNAUDITED)
                                                      ----------------------------------
                                                          1999                  1998
                                                      -------------         ------------
                                                                (in thousands)
OPERATING ACTIVITIES:
Net income                                            $       1,543         $        481
Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                               918                  795
     Amortization                                               713                  774
     Deferred income taxes                                      318                  171
     Changes in assets and liabilities, net of
     effects from purchase of business
     assets:
         Accounts receivable                                 (3,188)              (1,643)
         Inventories                                           (279)                 324
         Accounts payable                                       448                 (883)
         Accrued interest                                    (2,139)              (2,459)
         Other                                                  411                 (375)
                                                      -------------         ------------


Net cash used in operating activities                        (1,255)              (2,815)
                                                      -------------         ------------


INVESTING ACTIVITIES:
Capital expenditures                                           (789)                (304)
                                                      -------------         ------------
Net cash used in investing activities                          (789)                (304)
                                                      -------------         ------------

FINANCING ACTIVITIES:
Proceeds from sale/leaseback                                    361                   --
Payments on capital leases                                      136                  (56)
                                                      -------------         ------------
Net cash (used in) provided by financing activities             497                  (56)
                                                      -------------         ------------

Net decrease in cash and cash equivalents                    (1,547)              (3,175)
Cash and cash equivalents at beginning of period:             6,336                4,460
                                                      -------------         ------------

Cash and cash equivalents at end of period:           $       4,790         $      1,285
                                                      =============         ============


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         Penda Corporation (the "Company" or "Penda") is one of the world's largest manufacturers and suppliers of pickup truck accessories serving original equipment manufacturers ("OEMs") and the automotive aftermarket (the "aftermarket"). The Company manufacturers thermoformed high-density polyethylene plastic pickup truck bedliners that are designed to both enhance the vehicle's appearance and help protect truck beds from damage, thereby extending the useful life and increasing the resale value of the pickup truck. The Company also manufactures fiberglass accessory products for pickup trucks, vans, and Class 8 trucks that are sold by truck dealers, specialty automotive stores, other retailers, and OEMs. Other truck accessories including bed mats, tailgate liners, cargo tie-downs, toolboxes, and cargo liners designed for sport utility vehicles and other light trucks are also distributed through the Company's OEM and aftermarket distribution systems.

         These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. These financial statements include the accounts of the Company's wholly-owned subsidiaries, and all significant intercompany transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC.

2.       INVENTORIES

         Inventories consist of the following (in thousands):

                                                              March 31,      December 31,
                                                                1999             1998
                                                            ------------     ------------
         Finished goods                                     $      2,898     $      3,031
         Work in process                                             822              680
         Raw materials and supplies                                2,563            2,245
         Less allowance for inventory obsolescence                  (303)            (255)
                                                            ------------     ------------
                                                            $      5,980     $      5,701
                                                            ============     ============

3.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, are as follows:


                                                          Three months ended March 31,
                                                             1999             1998
                                                         -------------    ------------
         Net Income                                      $       1,543    $        481
         Foreign currency translation adjustments                    -             (17)
                                                         -------------    ------------
         Comprehensive income                            $       1,543    $        464
                                                         =============    ============


4.       CONTINGENCIES

         See Item 1 of Part II.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

         Comparison of Quarters Ended March 31, 1999 and 1998

         NET SALES: Net sales increased $4.0 million, or 22.0%, from $18.4 million in the first quarter of 1998 to $22.4 million in the first quarter of 1999. This increase is due to improved aftermarket sales and increased sales activity with General Motors.

         COST OF GOODS SOLD AND GROSS PROFIT: Cost of sales increased $0.9 million, or 7.2% from $12.1 million in the first quarter of 1998 to $13.0 million in the first quarter of 1999. This increase is due to higher volume, offset by favorable cost reductions. Gross profit increased $3.2 million, or 50.9% from $6.2 million in the first quarter of 1998 to $9.4 million in the first quarter of 1999. Gross profit margins increased from 33.8% in the first quarter of 1998 to 41.9% in the first quarter of 1999. This improvement was a direct result of the Company's continued cost reduction efforts and lower resin pricing.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $1.5 million, or 62.1% from $2.4 million in the first quarter of 1998 to $3.9 million in the first quarter of 1999. As a percentage of sales, selling, general and administrative expenses increased from 13.2% in the first quarter of 1998 to 17.5% in the first quarter of 1999. The increased expense was due to the timing of spring promotions and the higher percentage of sales is a direct result of these programs.

         OPERATING INCOME: As a result, operating income increased $1.5 million or 51.1% from $3.1 million in the first quarter of 1998 to $4.6 million in the first quarter of 1999.

         INTEREST EXPENSE: Interest expense decreased $0.2 million or 9.4% from $2.2 million in the first quarter of 1998 to $2.0 million in the first quarter of 1999 due to senior note repurchases in 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements for its operations are working capital (principally inventory and accounts receivable) and capital expenditures. In addition, the Company has annual note payments of $400,000 and semi-annual interest (only) payments due on its unsecured 10.75% Senior Notes due in 2004 ("Notes") and, if used, quarterly payments due on its revolving Credit Facility. The Company's working capital availability per the borrowing base report at March 31, 1999 was $12.5 million compared to $14.3 million at December 31, 1998.

         The Company's consolidated debt-to-equity ratio declined to 1.91:1 at March 31, 1999 from 1.97:1 at December 31, 1998. At March 31, 1999, the Company had approximately $79.8 million of outstanding debt, including $76.8 million of senior notes payable, $1.2 million in various notes payable and $1.8 million in capital lease obligations. As of March 31, 1999, the Company had no outstanding borrowings and $12.5 million of borrowing ability available under the Credit Facility.

         Management believes that funds generated from operations and funds available under the Credit Facility will be sufficient to satisfy the Company's debt service obligations, working capital requirements and commitments for capital expenditures through at least 1999, but that any significant acquisitions by the Company would generally require additional financing. There can be no assurance that such acquisition financing will be available to the Company on satisfactory terms.

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

          As in the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company has used internal and external resources to reprogram or replace and test its information systems for Year 2000 compliance. The Company considers the following areas as critical in addressing the Year 2000 problem:
1.) Business Systems, 2.) Manufacturing and Warehousing, 3.) Technical Infrastructure, and 4.) Service Provider Interfaces. The Year 2000 program has been organized into five phases: (i) Year 2000 Planning, (ii) Inventories,
(iii) Risk Evaluation, (iv) Remediation, and (v) Acceptance Testing. The Company has completed the first three phases of work required to achieve Year 2000 compliance. The Company is 100% complete in the first three phases and 90% compliant in the final two phases, remediation and acceptance testing, and expects to be 100% compliant by the end of the second quarter 1999.

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

          RISKS PRESENTED BY YEAR 2000 ISSUES:   The Company presently
believes that with planned upgrades and implementation of new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. Minor risks have been identified in the ares of telephone/PBX systems, personal computer data collection systems, and LAN based personal computer operating and application systems. However, if any third parties who provide goods or services essential to the Company's business activities fail to address appropriately their Year 2000 issues, such failure could have a material adverse effect on the Company's results of operations or financial position.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to market risks, which include changes in U.S. interest rates and commodity prices. The Company does not engage in financial transactions for trading or speculative purposes.

         INTEREST RATE RISK. The interest payable on the Company's Credit Facility is affected by changes in market interest rates. As of March 31,1999, the Company had no outstanding debt under the Credit Facility. Based on borrowings through March 31, 1999, a 10% increase or decrease in the average cost of the Company's Credit Facility debt would not be material. In addition, the Company has fixed income investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

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

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS

(a) Exhibits - See below

Exhibit Description

10.1 Amendment to Lease Schedule #9001 between Firstar Leasing Services Corporation and Penda Corporation dated March 26, 1999

10.2 Lease Schedule #48500-02 between Firstar Leasing Services Corporation and Penda Corporation dated April 5, 1999

10.3 Amendment No. 2 to The Amended and Restated Credit Agreement between Banque Nationale de Paris and Penda Corporation dated March 31, 1999

27.1     Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PENDA CORPORATION

Date:  April 19, 1999               By: /s/ Jack L. Thompson
                                        ----------------------------------------
                                    Jack L. Thompson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: April 19, 1999                By: /s/ Leo. E. Waner
                                        ----------------------------------------
                                    Leo E. Waner
                                    Vice President - Chief Financial Officer
                                    (Principal Financial and Accounting Officer)