Form 10-Q
period 1999-06-30
PENDA CORP
filed 1999-07-30
CIK 921745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At June 30, 1999, the Registrant had 1,019,974.7661 shares of $0.01 par value common stock outstanding.

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

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                                PENDA CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 30, 1999           DECEMBER 31,
                                                                    (UNAUDITED)               1998
                                                                --------------------    ------------------
                                                                             (in thousands)
ASSETS

Current assets:
   Cash and cash equivalents                                 $                9,682  $              6,336
   Accounts receivable, net                                                  13,210                10,667
   Inventories, net                                                           6,249                 5,701
   Deferred income taxes                                                        833                   833
   Other                                                                      1,575                   844
                                                                --------------------    ------------------
      Total current assets                                                   31,549                24,381

Property, plant and equipment
   Land and improvements                                                        735                   744
   Buildings and improvements                                                 7,559                 7,388
   Machinery and equipment                                                   23,222                21,278
   Furniture and fixtures                                                       660                   600
   Construction in progress                                                   1,224                 1,817
                                                                --------------------    ------------------
                                                                             33,400                31,827
   Less accumulated depreciation                                             13,726                11,885
                                                                --------------------    ------------------
Net property, plant and equipment                                            19,674                19,942
Goodwill and other intangible assets, net                                    93,495                94,836
                                                                --------------------    ------------------
      Total assets                                           $              144,718  $            139,159
                                                                ====================    ==================

                                PENDA CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                  JUNE 30, 1999           DECEMBER 31,
                                                                   (UNAUDITED)                1998
                                                                -------------------    -------------------
                                                                             (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $               3,097  $               3,612
   Accrued interest                                                          2,797                  2,841
   Employee compensation                                                     2,043                  1,174
   Current maturities of long-term debt                                        585                    651
   Other accrued liabilities                                                 2,311                  2,388
                                                                -------------------    -------------------
      Total current liabilities                                             10,833                 10,666

Long-term debt, less current portion                                        79,252                 78,699
Deferred income taxes                                                       10,459                  9,547
                                                                -------------------    -------------------
      Total liabilities                                                    100,544                 98,912

Shareholders' equity:
   Common stock                                                                 10                     10
   Additional paid-in capital                                               25,140                 24,990
   Retained earnings                                                        19,024                 15,247
                                                                -------------------    -------------------
      Total shareholders' equity                                            44,174                 40,247
                                                                -------------------    -------------------
      Total liabilities and shareholders' equity             $             144,718  $             139,159
                                                                ===================    ===================

The accompanying notes are an integral part of the consolidated financial statements.

                                PENDA CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            ------------------                 ----------------
                                                                 JUNE 30,                          JUNE 30,
                                                               (UNAUDITED)                        (UNAUDITED)
                                                       -----------------------------      ----------------------------
                                                                                     (in thousands)

                                                            1999             1998            1999              1998

  Net sales                                           $      24,927   $      22,737    $      47,362   $       41,128

  Cost of sales                                              13,941          13,457           26,981           25,623
                                                         -----------     -----------      -----------     ------------
           Gross profit                                      10,986           9,280           20,381           15,505

  Selling expenses                                            2,957           2,189            5,496            3,482
  General and administrative expenses                         1,231           1,378            2,627            2,511
  Amortization                                                  844             773            1,735            1,547
                                                         -----------     -----------      -----------     ------------
           Operating income                                   5,954           4,940           10,523            7,965

  Interest expense                                            2,056           2,244            4,092            4,491
  Other expense, net                                            179             115              375              227
                                                         -----------     -----------      -----------     ------------
           Income before income taxes                         3,719           2,581            6,056            3,247

  Provision (benefit) for income taxes                        1,485             992            2,279            1,177
                                                         -----------     -----------      -----------     ------------
           Net income                                 $       2,234   $       1,589    $       3,777   $        2,070
                                                         -----------     -----------      -----------     ------------

  Earnings per share of common stock
           Basic                                      $        2.19   $        1.56    $        3.70   $         2.04
                                                         -----------     -----------      -----------     ------------
           Diluted                                    $        2.19   $        1.56    $        3.70   $         2.04
                                                         -----------     -----------      -----------     ------------

  Weighted average common shares outstanding
           Basic                                              1,020           1,017            1,020            1,017
                                                         -----------     -----------      -----------     ------------
           Diluted                                            1,020           1,017            1,020            1,017
                                                         ===========     ===========      ===========     ============

The accompanying notes are an integral part of the consolidated financial statements.

                                PENDA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                   (UNAUDITED)
                                                                   ------------------------------------------------
                                                                           1999                       1998
                                                                   ---------------------       --------------------
                                                                                   (in thousands)
OPERATING ACTIVITIES:
Net income                                                      $                 3,777     $                2,070
Adjustments to reconcile net income to net cash provided
                by operating activities:
     Depreciation                                                                 1,841                      1,596
     Amortization                                                                 1,341                      1,547
     Deferred income taxes                                                          912                        471
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (2,543)                    (3,621)
         Inventories                                                              (548)                         60
         Refundable income taxes                                                      -                        518
         Accounts payable                                                         (515)                        146
         Accrued interest                                                          (44)                        (2)
         Other                                                                       60                        852
                                                                   ---------------------       --------------------
Net cash provided by operating activities                                         4,281                      3,637
                                                                   ---------------------       --------------------

INVESTING ACTIVITIES:
Capital expenditures                                                            (1,573)                      (771)
                                                                   ---------------------       --------------------
Net cash used in investing activities                                           (1,573)                      (771)
                                                                   ---------------------       --------------------

FINANCING ACTIVITIES:
Proceeds from (payments on) capital leases                                          488                      (113)
Issuance of common stock                                                            150                          -
                                                                   ---------------------       --------------------
Net cash (used in) provided by financing activities                                 638                      (113)
                                                                   ---------------------       --------------------

Net increase in cash and cash equivalents                                         3,346                      2,753
Cash and cash equivalents at beginning of period:                                 6,336                      4,460
                                                                   =====================       ====================
Cash and cash equivalents at end of period:                     $                 9,682     $                7,213
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

2.       INVENTORIES

         Inventories consist of the following (in thousands):

                                                                 June 30,            December 31,
                                                                   1999                  1998
                                                              ----------------      ----------------
         Finished goods                                    $            2,885    $            3,031
         Work in process                                                  812                   680
         Raw materials and supplies                                     2,874                 2,245
         Less allowance for inventory obsolescence                      (322)                 (255)
                                                              ----------------      ----------------
                                                            $           6,249   $             5,701
                                                              =================     =================

3.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, are as follows:

                                                                Six months            Six months
                                                                   ended                 ended
                                                               June 30, 1999         June 30, 1998
                                                              ----------------      ----------------
                Net Income                                    $         3,777       $         2,070
                Foreign currency translation adjustments                    -                  (60)
                                                              ================      ================
                Comprehensive income                          $         3,777       $         2,010
                                                              ================      ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

         Comparison of Three Months Ended June 30, 1999 and 1998

         NET SALES: Net sales increased $2.2 million, or 9.6%, from $22.7 million in the second quarter of 1998 to $24.9 million in the second quarter of 1999. This increase is due to improved aftermarket sales and increased sales activity with General Motors and Toyota.

         COST OF GOODS SOLD AND GROSS PROFIT: Cost of sales increased $0.5 million, or 3.6% from $13.4 million in the second quarter of 1998 to $13.9 million in the second quarter of 1999. This increase is due to higher volume offset by favorable cost reductions and improved distribution efficiency through full truckload volumes. Gross profit increased $1.7 million, or 18.4% from $9.3 million in the second quarter of 1998 to $11.0 million in the second quarter of 1999. Gross profit margins increased from 40.8% in the second quarter of 1998 to 44.1% the second quarter of 1999. This improvement was due to the Company's continued cost reduction efforts and improved plant utilization.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $0.6 million, or 17.4% from $3.6 million in the second quarter of 1998 to $4.2 million in the second quarter of 1999. As a percentage of sales, selling, general and administrative expenses increased from 15.7% in the second quarter of 1998 to 16.8% in the second quarter of 1999. This increased expense is due to a new co-branding advertising campaign with the NASCAR trademark through print, radio and television, which resulted in record setting sales in the second quarter of 1999.

         OPERATING INCOME: As a result, operating income increased $1.0 million or 20.5% from $5.0 million in the second quarter of 1998 to $6.0 million in the second quarter of 1999.

         INTEREST EXPENSE: Interest expense decreased $0.2 million or 8.4% from $2.3 million in the second quarter of 1998 to $2.1 million in the second quarter of 1999 due to senior note repurchases in 1998.


         Comparison of Six Months Ended June 30, 1999 and 1998

         NET SALES: Net sales increased $6.2 million, or 15.2%, from $41.2 million in the first six months of 1998 to $47.4 million in the first six months of 1999. This increase is due to improved aftermarket sales and increased sales activity with General Motors and Toyota.

         COST OF GOODS SOLD AND GROSS PROFIT: Cost of sales increased $1.4 million, or 5.3% from $25.6 million in the first six months of 1998 to $27.0 million in the first six months of 1999. This increase is due to higher volume offset by favorable cost reductions and improved distribution efficiency through full truckload volumes. Gross profit increased $4.9 million, or 31.4% from $15.5 million in the first six months of 1998 to $20.4 million in the first six months of 1999. Gross profit margins increased from 37.7% in the first six months of 1998 to 43.0% the first six months of 1999. This improvement is due to the Company's continued cost reduction efforts and improved plant utilization.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $2.1 million, or 35.5% from $6.0 million in the first six months of 1998 to $8.1 million in the first six months of 1999. As a percentage of sales, selling, general and administrative expenses increased from

14.6% in the first six months of 1998 to 17.2% in the first six months of 1999. This increased expense is due to a new co-branding advertising campaign with the NASCAR trademark through print, radio and television, which resulted in record setting sales in the second quarter of 1999.

         OPERATING INCOME: As a result, operating income increased $2.6 million or 32.1% from $7.9 million in the first six months of 1998 to $10.5 million in the first six months of 1999.

         INTEREST EXPENSE: Interest expense decreased $0.4 million or 8.9% from $4.5 million in the first six months of 1998 to $4.1 million in the first six months of 1999 due to senior note repurchases in 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements for its operations are working capital (principally inventory and accounts receivable) and capital expenditures. In addition, the Company has annual note payments of $400,000 and semi-annual interest (only) payments due on its unsecured 10.75% Senior Notes due in 2004 ("Notes") and, if used, quarterly payments due on its revolving Credit Facility. The Company's working capital at June 30, 1999 was $12.5 million compared to $18.5 million at December 31, 1998.

         The Company's consolidated debt-to-equity ratio decreased to 1.81:1 at June 30, 1999 from 1.97: 1 at December 31, 1998. At June 30, 1999, the Company had approximately $79.8 million of outstanding debt, including $76.8 million of senior notes payable, $1.2 million in various notes payable, and $1.8 million in capital lease obligations. As of June 30, 1999, the Company had no outstanding borrowings and $12.5 million of borrowing ability available under the Credit Facility.

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



YEAR 2000 COMPLIANCE

         The Company continues to implement the remediation and acceptance testing phases of its Year 2000 program described in the Company's annual report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference. The Company as of the end of the second quarter is 93% compliant in remediation and acceptance testing.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks, which include changes in U.S. interest rates and commodity prices. The Company does not engage in financial transactions for trading or speculative purposes.

         INTEREST RATE RISK. The interest payable on the Company's Credit Facility is affected by changes in market interest rates. As of June 30, 1999, the Company had no outstanding debt under the Credit Facility. Based on borrowings through June 30, 1999, a 10% increase or decrease in the average cost of the Company's Credit Facility debt would not be material. In addition, the Company has fixed income investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

         COMMODITY PRICES. The Company is exposed to fluctuation in market prices for plastic and electricity related to its manufacturing operations. The Company manages its exposure to changes in those prices primarily through the terms of its supply and procurement contracts. This exposure is material to the Company.



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against claims in an amount which it believes to be adequate. The Company believes that it is not presently a party to any such ordinary course litigation the outcome of which would have a material adverse effect on its financial condition or results of operations. Set forth below is an update of material developments in certain non-ordinary course litigation more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 1999.

CLASS ACTION LAWSUITS

         The Company, along with various other manufacturers of pickup truck bedliners, is a defendant in certain class action lawsuits. The plaintiffs in these lawsuits allege that the bedliners prevent the discharge of static electricity which can accumulate during the filling of portable fuel containers creating the potential for fire or explosion and that they did not receive any warning of this danger. The Company has placed warning labels on its bedliners since 1996. On July 20, 1999, the Circuit Court for Champaign County, Illinois granted preliminary approval of a settlement in which the Company and the other defendants would fund a public education campaign, use uniform warning label, and pay the plaintiffs' attorneys' fees. The Company has established reserves on its financial statements for its portion of the settlement. A hearing on final court approval is set for October 15, 1999. In the event the settlement is not approved by the court, the Company intends to vigorously defend these lawsuits.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 30, 1999, the Company sold an aggregate of 3,350.4982 shares of common stock to Mr. Samuel Mostkoff, Vice President and General Counsel, for $150,000 in cash and a Promissory Note in the principal sum of $50,000 at an interest rate of 8% per annum with a maturity date of April 30, 2004 and secured by a pledge of stock. This stock sale was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See below


Exhibit Description

10.1 Amendment to Lease Schedule #48500-03 between Firstar Leasing Services Corporation dated July 6, 1999

27.1     Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PENDA CORPORATION

Date: July 30, 1999                 By: /s/ Jack L. Thompson
                                        ----------------------------------------
                                    Jack L. Thompson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: July 30, 1999                 By: /s/ Leo. E. Waner
                                        ----------------------------------------
                                    Leo E. Waner
                                    Vice President - Chief Financial Officer
                                    (Principal Financial and Accounting Officer)