Form 10-Q
period 1999-09-30
PENDA CORP
filed 1999-10-28
CIK 921745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-77728

                                PENDA CORPORATION
             (Exact name of registrant as specified in its charter)

            FLORIDA                                                                    65-0463658
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)



2344 WEST WISCONSIN STREET, PORTAGE, WISCONSIN                                                        53901-0449
(Address of principal executive offices)                                                             (Zip Code)


                                 (608) 742-5301
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At September 30, 1999, the Registrant had 1,019,974.7661 shares of $0.01 par value common stock outstanding.

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

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                                PENDA CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                      SEPTEMBER 30,           DECEMBER 31,
                                                          1999                   1998
                                                      (UNAUDITED)
                                                  --------------------    ------------------
                                                                 (in thousands)

ASSETS

Current assets:
   Cash and cash equivalents                      $           11,359      $          6,336
   Accounts receivable, net                                   12,222                10,667
   Inventories, net                                            6,316                 5,701
   Deferred income taxes                                         833                   833
   Other                                                         770                   844
                                                  --------------------    ------------------
      Total current assets                                    31,500                24,381

Property, plant and equipment
   Land and improvements                                         755                   744
   Buildings and improvements                                  7,601                 7,388
   Machinery and equipment                                    24,806                21,278
   Furniture and fixtures                                        660                   600
   Construction in progress                                      978                 1,817
                                                  --------------------    ------------------
                                                              34,800                31,827
   Less accumulated depreciation                              14,656                11,885
                                                  --------------------    ------------------
Net property, plant and equipment                             20,144                19,942
Goodwill and other intangible assets, net                     92,665                94,836
                                                  --------------------    ------------------
      Total assets                                $          144,309      $        139,159
                                                  ====================    ==================

                                PENDA CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                      SEPTEMBER 30,           DECEMBER 31,
                                                          1999                   1998
                                                      (UNAUDITED)
                                                  --------------------    ------------------
                                                                 (in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $            2,760      $          3,612
   Accrued interest                                              721                 2,841
   Employee compensation                                       1,738                 1,174
   Current maturities of long-term debt                          644                   651
   Other accrued liabilities                                   2,362                 2,388
                                                  ------------------      ------------------
      Total current liabilities                                8,225                10,666

Long-term debt, less current portion                          79,124                78,699
Deferred income taxes                                         10,917                 9,547
                                                  ------------------      ------------------
      Total liabilities                                       98,266                98,912

Shareholders' equity:
   Common stock                                                   10                    10
   Additional paid-in capital                                 25,140                24,990
   Retained earnings                                          20,893                15,247
                                                  ------------------      ------------------
      Total shareholders' equity                              46,043                40,247
                                                  ------------------      ------------------
      Total liabilities and shareholders' equity  $          144,309      $        139,159
                                                  ==================      ==================


The accompanying notes are an integral part of the consolidated financial statements.

                                PENDA CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                                (UNAUDITED)                       (UNAUDITED)
                                                       -----------------------------      ----------------------------
                                                                               (in thousands)

                                                          1999             1998               1999           1998
                                                          ----             ----               ----           ----

  Net sales                                            $  22,768       $   18,309         $   70,130     $   59,437
  Cost of sales                                           13,291           10,970             40,272         36,593
                                                        ----------      ----------          ----------     ----------
           Gross profit                                    9,477            7,339             29,858         22,844

  Selling expenses                                         2,157            1,618              7,653          5,100
  General and administrative expenses                      1,254            1,537              3,881          4,048
  Amortization                                               850              773              2,585          2,320
                                                        ----------      ----------          ----------     ----------
           Operating income                                5,216            3,411             15,739         11,376

  Interest expense                                         1,994            2,241              6,086          6,732
  Other expense, net                                         207              107                582            334
                                                        ----------      ----------          ----------     ----------
           Income before income taxes                      3,015            1,063              9,071          4,310

  Provision (benefit) for income taxes                     1,146              410              3,425          1,587
                                                        ----------      ----------          ----------     ----------
           Net income                                  $   1,869        $     653           $  5,646       $  2,723
                                                        ----------      ----------          ----------     ----------
  Earnings per share of common stock
           Basic                                       $    1.83        $    0.64           $   5.54       $   2.68
                                                        ----------      ----------          ----------     ----------
           Diluted                                     $    1.83        $    0.64           $   5.54       $   2.68
                                                        ----------      ----------          ----------     ----------

  Weighted average common shares outstanding
           Basic                                           1,020            1,017              1,020          1,017
                                                        ----------      ----------          ----------     ----------
           Diluted                                         1,020            1,017              1,020          1,017
                                                        ----------      ----------          ----------     ----------

The accompanying notes are an integral part of the consolidated financial statements.

                                PENDA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     (UNAUDITED)
                                                                   ------------------------------------------------
                                                                           1999                       1998
                                                                   ---------------------       --------------------
                                                                                    (in thousands)
OPERATING ACTIVITIES:
Net income                                                         $             5,646         $            2,723
Adjustments to reconcile net income to net cash provided
                by operating activities:
     Depreciation                                                                2,771                      2,412
     Amortization                                                                2,171                      2,320
     Deferred income taxes                                                       1,370                        635
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (1,555)                    (2,203)
         Inventories                                                              (615)                         7
         Refundable income taxes                                                     -                      3,173
         Accounts payable                                                         (852)                      (616)
         Accrued interest                                                       (2,120)                    (2,174)
         Other                                                                     612                      1,232
                                                                   ---------------------       --------------------
Net cash provided by operating activities                                        7,428                      7,509
                                                                   ---------------------       --------------------

INVESTING ACTIVITIES:
Capital expenditures                                                            (2,005)                    (1,589)
                                                                   ---------------------       --------------------
Net cash used in investing activities                                           (2,005)                    (1,589)
                                                                   ---------------------       --------------------

FINANCING ACTIVITIES:
Payments on notes payable                                                         (550)                      (400)
Payments on capital leases                                                           -                       (172)
Issuance of common stock                                                           150                          -
                                                                   ---------------------       --------------------
Net cash (used in) provided by financing activities                               (400)                      (572)
                                                                   ---------------------       --------------------

Net increase in cash and cash equivalents                                        5,023                      5,348
Cash and cash equivalents at beginning of period:                                6,336                      4,460
                                                                   =====================       ====================
Cash and cash equivalents at end of period:                        $            11,359         $            9,808
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

2.       INVENTORIES

         Inventories consist of the following (in thousands):

                                                               September 30,         December 31,
                                                                   1999                  1998
                                                             ----------------      ----------------
         Finished goods                                        $      3,131          $      3,031
         Work in process                                                878                   680
         Raw materials and supplies                                   2,659                 2,245
         Less allowance for inventory obsolescence                    (351)                 (255)
                                                             ----------------      ----------------
                                                               $      6,317          $      5,701
                                                             ================      ================

3.       COMPREHENSIVE INCOME

          The components of comprehensive income, net of related tax, are as follows:

                                                                Nine Months           Nine Months
                                                                   Ended                 Ended
                                                               September 30,         September 30,
                                                                   1999                  1998
                                                              ----------------      ----------------
                Net income                                     $      5,646          $      2,723
                Foreign currency translation adjustments                  -                    54
                                                              ----------------      ----------------
                Comprehensive income                           $      5,646          $      2,777
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

RESULTS OF OPERATIONS

         Comparison of Three Months Ended September 30, 1999 and 1998

         NET SALES: Net sales increased $4.5 million, or 24.4%, from $18.3 million in the third quarter of 1998 to $22.8 million in the third quarter of 1999. This increase is due to improved aftermarket sales and increased market penetration with General Motors, DaimlerChrysler and Toyota.

         COST OF GOODS SOLD AND GROSS PROFIT: Cost of sales increased $2.3 million, or 21.2% from $11.0 million in the third quarter of 1998 to $13.3 million in the third quarter of 1999. This increase is due to a favorable cost reduction program and continued improvement in distribution efficiency with full truckload, multiple shipments. Gross profit increased $2.1 million, or 29.1% from $7.4 million in the third quarter of 1998 to $9.5 million in the third quarter of 1999. Gross profit margins at 41.6% in the third quarter of 1999, up 1.5% from prior year. This improvement is due to the Company's continued cost reduction efforts and improved plant utilization.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $0.3 million, or 8.1% from $3.1 million in the third quarter of 1998 to $3.4 million in the third quarter of 1999. As a percentage of sales, selling, general and administrative expenses decreased from 17.2% in the third quarter of 1998 to 15.0% in the third quarter of 1999. This increased expense is due to continued implementation of several aggressive marketing initiatives such as: a consumer cross-promotion with Sears Craftsman Tools, national television and trade advertising campaigns, and website enhancement, which resulted in a better than planned final two months of the third quarter 1999.

         OPERATING INCOME: As a result, operating income increased $1.8 million or 52.9% from $3.4 million in he third quarter of 1998 to $5.2 million in the third quarter of 1999.

         INTEREST EXPENSE: Interest expense decreased $0.2 million or 11.0% from $2.2 million in the third quarter of 1998 to $2.0 million in the third quarter of 1999 due to senior note repurchases.


         Comparison of Nine Months Ended September 30, 1999 and 1998

         NET SALES: Net sales increased $10.7 million, or 18.0%, from $59.4 million in the first nine months of 1998 to $70.1 million in the first nine months of 1999. This increase is due to improved aftermarket sales and increased market penetration with General Motors, DaimlerChrysler and Toyota.

         COST OF GOODS SOLD AND GROSS PROFIT: Cost of sales increased $3.7 million, or 10.1% from $36.6 million in the first nine months of 1998 to $40.3 million in the first nine months of 1999. This increase is due to a favorable cost reduction program and continued improvement in distribution efficiency with full truckload, multiple shipments. Gross profit increased $7.0 million, or 30.7 % from $22.9 million in the first nine months of 1998 to $29.9 million in the first nine months of 1999. Gross profit margins at 42.6% in the first nine months of 1999, up 4.2% from prior year. This improvement is due to the Company's continued cost reduction efforts and improved plant utilization.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $2.4 million, or 26.1% from $9.1 million in the first nine months of 1998 to $11.5 million in the first nine months of 1999. As a percentage of sales, selling, general and administrative expenses increased from 15.4% in the first nine months of 1998 to 16.4% in the first nine months of 1999. This increased expense is due to continued implementation of several aggressive marketing initiatives such as: a consumer cross-promotion with Sears Craftsman Tools, national television and trade advertising campaigns, and website enhancement, which resulted in a better than planned final two months of the third quarter 1999.

         OPERATING INCOME: As a result, operating income increased $4.4 million or 38.4% from $11.3 million in the first nine months of 1998 to $15.7 million in the first nine months of 1999.

         INTEREST EXPENSE: Interest expense decreased $0.6 million or 9.6% from $6.7 million in the first nine months of 1998 to $6.1 million in the first nine months of 1999 due to senior note repurchases.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements for its operations are working capital (principally inventory and accounts receivable) and capital expenditures. In addition, the Company has annual note payments of $400,000 and semi-annual interest (only) payments due on its unsecured 10.75% Senior Notes due in 2004 ("Notes") and, if used, quarterly payments due on its revolving Credit Facility. The Company's working capital at September 30, 1999 was $12.5 million compared to $18.5 million at December 31, 1998.

         The Company's consolidated debt-to-equity ratio decreased to 1.73:1 at September 30, 1999 from 1.97: 1 at December 31, 1998. At September 30, 1999, the Company had approximately $79.8 million of outstanding debt, including $76.7 million of senior notes payable, $0.8 million in various notes payable, and $2.3 million in capital lease obligations. As of September 30, 1999, the Company had no outstanding borrowings and $12.5 million of borrowing ability available under the Credit Facility.

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



YEAR 2000 COMPLIANCE

         The Company continues to implement the remediation and acceptance testing phases of its Year 2000 program described in the Company's annual report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference. The Company as of the end of the third quarter is 99% compliant in remediation and acceptance testing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks, which include changes in U.S. interest rates and commodity prices. The Company does not engage in financial transactions for trading or speculative purposes.

         INTEREST RATE RISK. The interest payable on the Company's Credit Facility is affected by changes in market interest rates. As of September 30, 1999, the Company had no outstanding debt under the Credit Facility. Based on borrowings through September 30, 1999, a 10% increase or decrease in the average cost of the Company's Credit Facility debt would not be material. In addition, the Company has fixed income investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

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

CLASS ACTION LAWSUITS

         The Company, along with various other manufacturers of pickup truck bedliners, is a defendant in certain class action lawsuits. The plaintiffs in these lawsuits allege that the bedliners prevent the discharge of static electricity which can accumulate during the filling of portable fuel containers creating the potential for fire or explosion and that they did not receive any warning of this danger. The Company has placed warning labels on its bedliners since 1996. On October 15, 1999, the Circuit Court for Champaign County, Illinois, granted final approval of a settlement in which the Company and the other defendants would fund a public education campaign, use uniform warning label, and pay the plaintiffs' attorneys' fees. The Company has established reserves on its financial statements for its portion of the settlement.

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

                                            PENDA CORPORATION

Date: October 27, 1999              By: /s/ Jack L. Thompson
                                        -------------------------------------
                                    Jack L. Thompson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: October 27, 1999              By: /s/ Leo. E. Waner
                                        -------------------------------------
                                    Leo E. Waner
                                    Vice President - Chief Financial Officer
                                    (Principal Financial and Accounting Officer)