Form 10-K
period 1999-12-31
PENDA CORP
filed 2000-03-30
CIK 921745

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 33-77728

                                PENDA CORPORATION
             (Exact name of registrant as specified in its charter)

                  FLORIDA                             65-0463658
    ------------------------------------  ------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                           --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ].

At March 1, 2000, the registrant had 1,019,974.7661 shares of $0.01 par value common stock outstanding.

                                          INDEX TO ITEMS

                                                                                                 PAGE
ITEM 1.  BUSINESS.................................................................................1

ITEM 2.  PROPERTIES...............................................................................7

ITEM 3.  LEGAL PROCEEDINGS........................................................................7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................7

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS..................................................................................8

ITEM 6.  SELECTED FINANCIAL DATA..................................................................8

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS............................................................................9
 .
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................12

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................13

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE....................................................................30

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................31

ITEM 11. EXECUTIVE COMPENSATION..................................................................33

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................36

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................38

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K.........................39

SIGNATURES.......................................................................................43

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

ITEM 1.  BUSINESS

GENERAL

         Penda Corporation (the "Company" or "Penda") is the world's largest manufacturer and suppliers of pickup truck accessories serving original equipment manufacturers ("OEMs") and the automotive aftermarket (the "aftermarket"). The Company manufacturers thermoformed high-density polyethylene plastic pickup truck bedliners that are designed to both enhance the vehicle's appearance and help protect truck beds from damage, thereby extending the useful life and increasing the resale value of the pickup truck. The Company also manufactures fiberglass accessory products for pickup trucks, and vans, and Class 8 trucks that are sold by truck dealers, van converters, specialty automotive stores, other retailers, and OEMs. Other truck accessories including bed mats, tailgate liners, hard tonneau covers, soft tonneau covers, cargo tie-downs, truck bed trays, cargo organizers and liners for passenger cars and sport-utility vehicles are also distributed through the Company's OEM and aftermarket distribution systems.

         The Company was formed in connection with the acquisition of substantially all of the assets of the Proprietary Products Division of TriEnda Corporation on March 18, 1994. Effective July 14, 1995, the Company's wholly owned subsidiary, Tri-Glas Corporation ("Tri-Glas"), acquired certain of the assets and assumed certain liabilities of VMC Fiberglass Products, Inc. ("VMC"). On October 23, 1998, the Company acquired certain assets of Custom Form Manufacturing, Inc. Effective October 29, 1999, the Company's wholly owned subsidiary, Penda Glasstite, Inc., acquired certain assets and assumed certain liabilities, of Raven Industries Inc.

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

         The Company also distributes pickup truck bedliners outside of North America. These sales represented 6.4%, 3.2% and 3.0% of the Company's net sales in 1999, 1998, and 1997, respectively.

PRODUCTS AND MARKETS

         The Company's major product lines are:

         Pickup Truck Bedliners

         Pickup truck bedliners are manufactured for OEMs and the aftermarket. Aftermarket liners carry the "PENDALINER(R)SR(TM) PRO, PENDALINER(R) SR(TM) and PENDALINER(R)" brand names, while OEM liners are stamped with the truck manufacturer's names, such as GM, Toyota, or Dodge or the manufacturer's logo, such as the Chevrolet bowtie or the Dodge ramshead, in the headwall of the bedliner. The Company manufactures approximately 500 different bedliner models, custom engineered and molded to fit the exact specifications of the truck bed of most models of domestic and foreign pickup trucks. For marketing reasons, the Company may make more than one bedliner model for each individual pickup truck. The Company's bedliner sales represented 78% and 80% of the Company's net sales for 1999 and 1998, respectively.

         Pickup Truck Caps

         Pickup truck caps are manufactured primarily for aftermarket customers and sold under the Glasstite(R), Raven(R) and Tri-Glas(R) brand names. Pickup truck caps are fiberglass shells affixed to the truck's bed rail and are designed to enhance the appearance and aerodynamics of the truck, and provide for a secure storage area that protects the truck bed's contents from damage caused by precipitation, sun, and wind. The Company's caps are manufactured from reinforced resin and chopped fiberglass, and include a one-piece reinforced fiberglass base rail.

         Pickup Truck Hard Tonneau Covers

         Pickup truck tonneau covers are manufactured for both OEM and aftermarket customers and are a flat, rigid cover that protects the bed of the pickup truck. Aftermarket tonneau covers are sold under the Tri-Glas(R), Rally(TM), Illusion(TM) and Pendacover(TM) brand names. The tonneau cover, like a cap, enhances the appearance and aerodynamics of the truck and provides for a secure, protected storage area. Unlike a cap, which extends up to or above the pickup truck's cab, tonneau covers extend only a few inches above the sides of the truck bed. The Company's tonneau covers are also manufactured from reinforced resin and chopped fiberglass and are custom-finished with automotive paint.

         Pickup Truck Soft Tonneau Covers

         Pickup truck soft tonneau covers are manufactured for both OEM and aftermarket customers and are flat, vinyl covers supported by an aluminum frame that protects the bed of the pickup truck. Aftermarket soft tonneau covers are sold under the Pendacover(TM) PRO(TM) and Custom Cover(TM) brand names. The soft tonneau cover, like a hard tonneau, enhances the appearance and aerodynamics of the truck.

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

SIGNIFICANT CUSTOMERS

         Sales to DaimlerChrysler and General Motors Corporation were approximately 21% and 12% of consolidated net sales in 1999, respectively. No other customer accounted for more than 10% of consolidated net sales in 1999 and the Company is not otherwise dependent upon a single or a few customers, the loss of which would have a materially adverse effect on the Company.

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

MARKETING

         During 1999 the Company entered into a license with NASCAR for the use of their NASCAR(R) Truck(TM) brand name and logo on the new PENDALINER(R)SR PRO(TM) bedliner line and the new Pendacover(TM)PRO(TM) soft tonneau cover product line. The Company presently supports new aftermarket premium product lines with an aggressive marketing and advertising campaign to capitalize on consumer and trade recognition of the NASCAR(R) brand name.

         As part of the Company's marketing program to assist OEM truck dealers and aftermarket distributors, the Company (i) advertises on national cable television; (ii) advertises on national network radio; (iii) advertises in light truck enthusiast magazines and general consumer interest magazines; (iv) provides dealers and distributors with product pamphlets, sample materials, sales and installation training videos, point-of-sale-displays, and special promotional brochures; (v) attends trade shows and places advertisements in key trade journals; (vi) sponsors a NASCAR Craftsman Series Truck racing team; (vii) conducts periodic promotional campaigns to provide additional incentives to dealer and distributor sales personnel as well as end consumers; (viii) maintains a customer service/telemarketing department to promptly respond to customer needs and orders; (ix) holds periodic training sessions and sales meetings, attended by senior management and manufacturing personnel, in order to better educate its distributors and dealers with respect to the design, manufacture, and quality of the Company's products; and (x) conducts ongoing surveys to determine customer satisfaction. The Company's sales representatives are also extensively trained on quality issues and the manufacture, distribution, features, benefits, and installation of the Company's products.

DISTRIBUTION

         Bedliners and Light Truck Accessory Products

         The Company's OEM distribution systems provide direct access to over 10,000 light truck dealers located throughout the United States and Canada. The Company's OEM sales representatives and dedicated telemarketing personnel maintain regular contact with the Company's dealer customer base and use computerized on-line inventory management systems to ensure quick, accurate price quotes and on-time shipments. Once a sale has been completed, the Company's management information systems are used to provide billing information to the OEM, which is in turn responsible for actual dealer billing and collection. This direct OEM billing reduces the credit risks to the Company that would result from having numerous dealer accounts receivable. The Company uses a network of 30 distribution locations located throughout the United States and Canada to receive, store, and deliver products to OEM dealers.

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

         Pickup Truck Caps, Tonneau Covers and Running Boards

         These fiberglass products are sold through the Company's sales representatives and telemarketing staff. These sales representatives and telemarketers call upon current and potential customers and are responsible for assisting the Company's customers in increasing their sales. These products are manufactured at the Company's facilities in Daleville, Alabama, Dunnell, Minnesota and Eloy, Arizona. Truck caps and running boards are distributed predominately to aftermarket customers in the south central and southeastern regions of the United States. Hard tonneau covers are also manufactured for OEM and aftermarket customers.

         Van Tops

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

TRADEMARKS AND PATENTS

         The Company has registered its Penda(R), PENDALINER(R), Tri-Glas(R), Glasstite(R), and other trademarks with the United States Patent and Trademark Office. In addition, the Company holds several patents covering truck bedliners, pickup truck caps, pickup truck sleepers, running boards, van tops, soft tonneaus and other accessories, none of which expire earlier than 2003. Since the Company believes that it is an innovator of designs, it is the Company's policy to apply for design and utility patents on those product designs which management believes may be of significance to the Company.

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

EMPLOYEES

         At December 31, 1999, the Company had approximately 884 full-time personnel. None of the Company's employees are subject to collective bargaining agreements. The Company has not experienced any work stoppages and management considers its employee relations to be good.

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

ITEM 2.  PROPERTIES

         The Company owns a 240,000 square-foot manufacturing, warehouse, and corporate administrative office facility located on 19 acres in Portage, Wisconsin, an 8 acre manufacturing facility in Eloy, Arizona and a 11-acre manufacturing facility in Daleville, Alabama. The Company leases 4.4 acres for administrative offices and maintenance facilities in Daleville, Alabama, a 30,000 square-foot warehouse and manufacturing facility in Elkhart, Indiana, a
14.2 acre manufacturing facility in Dunnell, Minnesota, a portion of a building in Sherburn, Minnesota, and an unused 52,000 square-foot building on 8.9 acres in Platteville, Wisconsin. The Company stores certain equipment at a facility owned by the City of Daleville, Alabama. Management believes that these facilities are sufficient to support future expansion that may be required to meet increases in sales volume for the near term.

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

CLASS ACTION LAWSUITS

         The Company, along with various other manufacturers of pickup truck bedliners, was a defendant in certain class action lawsuits. See Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, incorporated herein by reference. The plaintiffs in these lawsuits allege that the bedliners manufactured by the defendants are defective and unreasonably dangerous because they allegedly prevent the discharge of static electricity which can accumulate on or in portable fuel containers, thereby creating the potential for fire or explosion. The Order settling this litigation became final on November 15, 1999. For fiscal year 1999 the settlement had no impact on the Company's earnings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established trading market for the Company's common stock. As of March 1, 2000, 36 persons held the Company's 1,019,974 outstanding shares of common stock. The Company has not paid dividends since its inception and has no intention to pay dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected income statement data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, and the selected balance sheet data for the same periods were derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the audited financial statements and related notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                             INCOME STATEMENT DATA
                                 (IN THOUSANDS EXCEPT PER SHARE AND RATIO DATA)
----------------------------------------------------------------------------------------------------------------
                                                                    COMPANY
                                --------------------------------------------------------------------------------
                                  YEAR ENDED       YEAR ENDED      YEAR ENDED      YEAR ENDED       YEAR ENDED
                                   12/31/99         12/31/98        12/31/97        12/31/96         12/31/95
                                --------------   --------------  --------------  --------------   --------------
Net Sales....................       $95,550          $77,962         $69,961         $89,353          $74,822
Income/(Loss) Before
Income Taxes (1).............        11,877            5,279          (6,218)         11,969            6,923
Net Income/(Loss) (1)                 7,314            3,215          (4,888)          7,214            3,848
Net Income/(Loss) Per
Common Share
       Basic                        $  7.18          $  3.16         $ (4.89)        $  7.22          $  3.85
       Diluted                      $  7.02          $  3.16         $ (4.89)        $  7.22          $  3.85

----------------------------------------------------------------------------------------------------------------
                                                        BALANCE SHEET DATA
----------------------------------------------------------------------------------------------------------------
                                                                    COMPANY
                                --------------------------------------------------------------------------------
                                                                  DECEMBER 31,
                                --------------------------------------------------------------------------------
                                      1999             1998             1997           1996           1995
                                ----------------- ---------------- --------------- ------------- ---------------
Total Assets.............           $147,592(1)      $139,160         $136,382       $142,029       $139,137

Long-Term Debt...........           $ 79,163         $ 79,350         $ 83,129       $ 83,743        $92,140
----------------------------------------------------------------------------------------------------------------

(1) On October 29, 1999, the Company acquired certain assets and assumed certain liabilities of Glasstite, Inc. a Division of Raven Industries, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion, which relates to the three years ended December 31, 1999, should be read in conjunction with the selected financial data, the Company's consolidated financial statements, and related notes:

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

         OVERVIEW: In 1999, the Company set new records in both operational and financial measures. The Company set new benchmarks in volume, efficiency, and profitability growth. The strong growth in aftermarket and OEM sales continues through the implementation of several marketing initiatives such as a national advertising campaign which incorporates television, magazine, radio and Internet advertising. In addition, the Company acquired certain assets and assumed liabilities of Glasstite, Inc. from Raven Industries Inc (NASDAQ: RVN) in late October, 1999, which provides the Company the ability to capture more of the double-digit truck accessories growth in the fiberglass covering market.

         NET SALES: Net sales increased $17.6 million, or 22.6%, from $78.0 million in 1998 to $95.6 million in 1999. This increase is due to improved aftermarket sales and increased market penetration with General Motors, DaimlerChrysler and Toyota. In the fourth quarter, sales were augmented by the acquisition of Glasstite in late October 1999.

         COST OF GOODS SOLD AND GROSS PROFIT: Cost of sales increased $7.8 million, or 16.1%, from $48.5, million in 1998 to $56.3 million in 1999. This increase is due to a 23% increase in the Company's sales from 1998 and higher resin prices in the fourth quarter of 1999. As a percentage of sales, cost of sales went down 3.3% compared to 1998. The Company's favorable cost reduction program and continued improvement in distribution efficiency with full truckload shipments with multiple stops continue to contribute to keeping these costs down. Gross profit increased $9.8 million, or 33.3%, from $29.4 million in 1998 to $39.2 million in 1999. Gross profit margins increased from 37.7% in 1998 to 41.0% for 1999. This improvement is due to the Company's continued cost reduction efforts and improved plant utilization.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling costs increased $3.2 million, or 45.8% from $6.9 million in 1998 to $10.1 million in 1999. As a percentage of sales, selling expenses increased from 8.8% in 1998 to 10.5% in 1999. This increased expense is due to a new co-branding advertising campaign with the NASCAR(R) trademark through print, radio, and television; and implementation of several aggressive marketing initiatives such as consumer cross-promotion with Sears Craftsman Tool, national television and trade advertising campaigns, and website enhancement. General and administrative expenses decreased $0.1 million, or 1.2%, from $5.5 million in 1998 to $5.4 million in 1999. This decrease is due to reduced litigation costs in 1999.

         OPERATING INCOME: As a result of the items noted above, operating income increased $6.5 million, or 47.5%, from $13.8 million in 1998 to $20.3 million in 1999.

         INTEREST EXPENSE: Interest expense decreased from $8.9 million in 1999 to $8.1 million in 1999, or 9.0%, due primarily to senior note repurchases with the Company's available cash resources.

         OTHER (INCOME) EXPENSE, NET: Other net was expense of $0.3 million in 1999 compared to a income of $0.4 million in 1998. The difference is primarily due to an insurance recovery received in 1998.

         INCOME TAX EXPENSE: The effective income tax rates for 1999 and 1998 were 38.4% and 39.1%, respectively.



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

         OTHER (INCOME) EXPENSE, NET: Other net was income of $0.4 million in 1998 compared to a net expense of $0.1 million in 1997. Key reasons for the increase in income had to do with insurance recovery and year-end translation adjustments.

         INCOME TAX EXPENSE: The effective income tax rates for 1998 and 1997 were 39.1% and (21.4%), respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements for its operations are working capital (principally inventory and accounts receivable) and capital expenditures. In addition, the Company has annual note payments of $400,000 and semi-annual interest (only) payments due on its unsecured 10.75% Senior Notes due in 2004 ("Notes") and, if used, quarterly payments due on its revolving Credit Facility. The Company's working capital availability per the borrowing base report at December 31, 1999 was $ 14.7 million compared to $14.3 million at December 31, 1998.

         The Company's revolving credit facility ("Credit Facility") with Banque Nationale de Paris provides for borrowings of up to $12.5 million, consisting of
(i) a $9 million revolving credit facility with available borrowings based on the Company's eligible accounts receivable and inventory, and (ii) an over-advance facility of $3.5 million. Borrowings under the Credit Facility (i) bear interest at either 2.5% above the lender's eurodollar rate or 1.0% above the lender's base rate, (ii) are secured by a first priority lien on all inventory, accounts receivable and other current assets of the Company, and
(iii) mature on March 31, 2002. As of February 29, 2000, the Company had no outstanding borrowings and $12.5 million borrowing ability available under the Credit Facility.

         Pursuant to the Credit Facility, the Company pays an unused facility fee equal to 0.5% per annum on the average daily amount of the unused portion of the facility, payable quarterly, during the revolving period. The Credit Facility also contains (i) customary financial covenants, (ii) limitations on indebtedness, liabilities and liens, (iii) limitations on distributions, dividends, redemptions, prepayments of other indebtedness and other restricted payments, (iv) limitations on mergers and purchases and sales of assets, (v) limitations on payments to and transactions with affiliates, (vi) limitations on loans, investments and guarantees, (vii) prohibitions of any "Change of Control" or change in the Company's business, and (viii) limitations on amendments to the Company's articles of incorporation, bylaws and Notes. During 1999, the Company sought and obtained an Amendment to and a Waiver of the terms and conditions of the Credit Facility for 1999.

         Net cash provided by operating activities in 1999 was approximately $14.1 million compared to $13.5 million in 1998. The difference between the Company's 1999 operating cash flow and its net income of $7.3 million was primarily attributable to $7.3 million of depreciation and amortization, $.6 million of collected income tax refunds, and a $2.6 million provision for deferred income taxes, partially offset by $1.1 million increase in inventory.

         Net cash used in investing activities was $12.7 million in 1999, compared to $7.8 million in 1998. The Company's 1999 investing cash flow reflected $8.7 million for the Glasstite acquisition and $3.4 million of capital expenditures (principally associated with internal and external tooling costs for molds development, and plastics and fiberglass production equipment.

         Net cash used in financing activities was $1.2 million in 1999 compared to $3.8 million in 1998, primarily reflecting $0.6 million of indebtedness payments and $1.6 million of bond repurchase of Senior Notes partially offset by $1.0 million of note payable issuance.

         Although the Company has no capital commitments for 2000, the Company is currently budgeting approximately $3.5 million primarily for production machinery, equipment and tooling. Management believes that funds generated from operations and funds which management expects will be available when it's short-term facility agreement is reached will be sufficient to satisfy the Company's debt service obligations, working capital requirements and capital expenditures through at least 2000, but that any significant acquisitions by the Company would generally require additional financing. There can be no assurance that such acquisition financing will be available to the Company on satisfactory terms.

YEAR 2000 COMPLIANCE

         In the previous year, we discussed the progress and nature of our plans to become Year 2000 compliant. By third quarter of 1999, the Company completed testing of it's systems and made modification as deemed necessary. As a result of these implementation and planning efforts, the Company experienced no disruptions in business critical information technology and non-information technology systems and believes these systems successfully responded to the Year 2000 date change. The costs incurred during 1999 in connection with necessary modification of the Company's systems were not material to its financial position. The Company is not aware of any material problems resulting from Year 2000 issues regarding its internal systems or the products and services of third parties. The Company will continue to monitor its business critical computer applications and those of its suppliers throughout the year 2000 to ensure that any Year 2000 matters that may arise are addressed promptly.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks, which include changes in U.S. interest rates and commodity prices and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

         INTEREST RATE RISK. The interest payable on the Company's Credit Facility is affected by changes in market interest rates. As of December 31, 1999, the Company had no outstanding debt under the Credit Facility. Based on borrowings during 1996 through 1999, a 10% increase or decrease in the average cost of the Company's Credit Facility debt would not be material. In addition, the Company has fixed income investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also, affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              INDEX TO FINANCIAL STATEMENTS

                                                                                                            PAGE

AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF PENDA CORPORATION

Report of Ernst & Young, LLP, independent auditors                                                           14

Consolidated Balance Sheets as of December 31, 1999 and 1998                                               15-16

Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997                  17

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999,            18
1998, and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997                  19

Notes to Consolidated Financial Statements                                                                 20-28


FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts                                                              29

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Shareholders and Board of Directors
Penda Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Penda Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement and schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.


                                                 Ernst & Young LLP
Milwaukee, Wisconsin
February 11, 2000, except for
Note 14, as to which the date
is March 28, 2000

                       Penda Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                                 DECEMBER 31
                                                                           1999              1998
                                                                     ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $  6,627,686         $  6,336,206
   Accounts receivable, less allowance for doubtful accounts of          12,775,677           10,667,192
     $413,000 in 1999 and $380,000 in 1998
   Inventories                                                            8,332,455            5,701,194
   Refundable income taxes                                                  636,646                    -
   Deferred income taxes                                                    418,000              833,000
   Other                                                                    792,167              844,202
                                                                     ------------------------------------
Total current assets                                                     29,582,631           24,381,794



Property, plant and equipment:
   Land and improvements                                                    870,224              743,872
   Buildings and improvements                                            10,316,062            7,387,815
   Machinery and equipment                                               27,779,307           21,278,237
   Furniture and Fixtures                                                   683,672              600,273
   Construction in progress                                               1,117,034            1,816,898
                                                                     ------------------------------------
                                                                         40,766,299           31,827,095
   Less accumulated depreciation                                         15,711,536           11,884,805
                                                                     ------------------------------------
Net property, plant and equipment                                        25,054,763           19,942,290

Goodwill and other intangible assets, net                                92,902,175           94,835,684
Other assets                                                                 52,146                    -
                                                                     ------------------------------------
Total assets                                                           $147,591,715        $ 139,159,768
                                                                     ====================================

                       Penda Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                                  DECEMBER 31
                                                                              1999            1998
                                                                       ------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $   4,347,112     $  3,611,565
   Accrued interest                                                        2,754,865        2,841,318
   Employee compensation                                                     774,513        1,174,382
   Current maturities of long-term debt                                      400,000          400,000
   Current maturities of capital lease obligations                           413,469          250,529
   Other accrued liabilities                                               1,056,305        2,388,318
                                                                       ------------------------------
Total current liabilities                                                  9,746,264       10,666,113



Long-term debt                                                            75,602,000       77,652,000
Capital lease obligations                                                  2,747,192        1,047,323
Deferred income taxes                                                     11,785,000        9,547,000


Commitments and contingencies (Notes 6 and 13)

Shareholders' equity:
   Common stock, $.01 par value, 5,000,000 shares authorized,                 10,200           10,166
     1,019,975 and 1,016,624, shares issued and outstanding,
     respectively.
   Additional paid-in capital                                             25,139,919       24,989,952
   Retained earnings                                                      22,561,140       15,247,214
                                                                       ------------------------------
Total shareholders' equity                                                47,711,259       40,247,332
                                                                       ------------------------------
Total liabilities and shareholders' equity                              $147,591,715     $139,159,768
                                                                       ==============================


See accompanying notes.

                       Penda Corporation and Subsidiaries

                     Consolidated Statements of Operations


                                                                        YEAR ENDED DECEMBER 31
                                                                 1999              1998            1997
                                                          ----------------------------------------------------
Net sales                                                     $95,549,751        $77,962,168      $69,961,096
Cost of sales                                                  56,346,415         48,551,794       50,800,234
                                                          ----------------------------------------------------
Gross profit                                                   39,203,336         29,410,374       19,160,862

Selling expenses                                               10,045,354          6,890,761        4,986,343
General and administrative expenses                             5,409,362          5,474,469        7,359,640
Legal settlement with former executive officer                          -                  -          655,195
Amortization of intangible assets                               3,459,239          3,291,606        3,152,840
                                                          ----------------------------------------------------
Operating income                                               20,289,381         13,753,538        3,006,844

Interest expense                                                8,096,904          8,895,584        9,091,343
Other (income) expense, net                                       315,551           (421,370)         133,823
                                                          ----------------------------------------------------
Income (loss) before income taxes                              11,876,926          5,279,324       (6,218,322)

Provision (benefit) for income taxes                            4,563,000          2,064,000       (1,330,000)
                                                          ====================================================
Net income (loss)                                             $ 7,313,926        $ 3,215,324     $ (4,888,322)
                                                          ====================================================
Earnings (loss) per share of common stock:
   Basic                                                      $      7.18        $      3.16     $      (4.89)
   Diluted                                                    $      7.02        $      3.16     $      (4.89)




See accompanying notes.

                       Penda Corporation and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity



                                                                                                        Cumulative
                                                                                                          Foreign
                                                     Common Stock          Additional                     Currency
                                               -----------------------       Paid-in       Retained      Translation
                                                 Shares       Amount         Capital       Earnings      Adjustments       Total
                                               ----------   ----------    ------------   ------------   -------------  ------------
Balances at December 31, 1996                     998,042     $  9,980     $24,851,294    $16,920,212     $  167,819    $41,949,305

   Net loss                                             -            -               -     (4,888,322)             -     (4,888,322)
   Foreign currency translation adjustments             -            -               -              -         80,035         80,035
                                                                                                                       ------------
                 Comprehensive Loss                                                                                      (4,808,287)
   Purchase and retirement of common stock        (20,448)        (204)       (335,946)             -              -       (336,150)
Issuance of common stock                           39,030          390         474,604              -              -        474,994
                                               ----------   ----------    ------------   ------------   ------------   ------------
Balances at December 31, 1997                   1,016,624       10,166      24,989,952     12,031,890        247,854     37,279,862

   Net income                                           -            -               -      3,215,324              -      3,215,324
   Foreign currency translation adjustments             -            -               -              -       (247,854)      (247,854)
                                                                                                                       ------------
                  Comprehensive Income                                                                                    2,967,470
                                               ----------   ----------    ------------   ------------   ------------   ------------
Balances at December 31, 1998                   1,016,624       10,166      24,989,952     15,247,214              -     40,247,332

   Net income                                           -            -               -      7,313,926              -      7,313,926
   Issuance of common stock                         3,351           34         149,967              -              -        150,001
                                               ----------   ----------    ------------   ------------   ------------   ------------
Balance at December 31, 1999                    1,019,975     $ 10,200     $25,139,919    $22,561,140     $        -    $47,711,259
                                               ==========   ==========    ============   ============   ============   ============

See accompanying notes.

                       Penda Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                           YEAR ENDED DECEMBER 31
                                                                    1999             1998            1997
                                                              --------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                 $ 7,313,926     $  3,215,324   $   (4,888,322)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                   3,826,731        3,261,761        3,494,807
     Amortization of intangible assets                              3,455,068        3,291,606        3,152,840
     Loss on sale of property, plant and equipment                     30,212          313,279           40,991
     Gain on insurance claims received                                      -                -         (298,440)
     Deferred income taxes                                          2,554,000        1,614,000        1,652,000
     Provision (reversal of provision) for doubtful accounts           33,000          (90,000)         395,000
     Changes in operating assets and liabilities, net of
        effects from purchase of business assets:
         Accounts receivable                                         (114,868)      (1,040,678)       3,345,215
         Inventories                                               (1,051,841)        (759,937)       1,288,958
         Refundable income taxes                                     (636,646)       3,173,000       (3,162,000)
         Accounts payable                                             414,140          720,955       (1,292,704)
         Accrued interest                                             (86,453)         (85,349)         (25,270)
         Other                                                     (1,608,889)        (108,894)       1,398,803
                                                              --------------------------------------------------
Net cash provided by operating activities                          14,128,380       13,505,068        5,101,878

INVESTING ACTIVITIES
Payments for acquisition, net of cash acquired                     (8,691,990)               -                -
Acquisition of intangible assets                                     (656,651)      (4,112,065)      (2,000,000)
Capital expenditures                                               (3,360,447)      (3,753,539)        (501,192)
Proceeds from sale of property, plant and equipment                    36,018           16,490           65,387
Proceeds from insurance claims                                              -                -          298,440
                                                              --------------------------------------------------
Net cash used in investing activities                             (12,673,070)      (7,849,114)      (2,137,365)

FINANCING ACTIVITIES
Repurchase of bonds                                                (1,650,000)      (3,148,000)               -
Issuance of note payable                                              995,000                -                -
Payments on note payable                                             (400,000)        (400,000)        (400,000)
Proceeds from sale/leaseback                                                -                -                -
Payments on capital leases                                           (218,831)        (231,326)        (213,597)
Purchase of common stock                                                    -                -         (336,150)
Issuance of common stock                                              150,001                -          474,994
                                                              --------------------------------------------------
Net cash used in financing activities                              (1,163,830)      (3,779,326)        (474,753)
                                                              --------------------------------------------------

Net increase in cash and cash equivalents                             291,480        1,876,628        2,489,760
Cash and cash equivalents at beginning of year                $     6,336,206  $     4,459,578   $    1,969,818
                                                              ==================================================
Cash and cash equivalents at end of year                      $     6,627,686  $     6,336,206   $    4,459,578
                                                              ==================================================

See accompanying notes.

                       Penda Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Penda Corporation (the Company) is one of the world's largest manufacturers and suppliers of pickup truck accessories serving original equipment manufacturers
(OEMs) and the automotive aftermarket, principally in the United States and Canada. The Company manufactures thermoformed high-density polyethylene plastic pickup truck bedliners that are designed to both enhance the vehicle's appearance and help protect truck beds from damage, thereby extending the useful life and increasing the resale value of the pickup truck. The Company also manufactures fiberglass accessory products for pickup trucks, vans, and Class 8 trucks that are sold by truck dealers, van converters, specialty automotive stores, other retailers and OEMs. Other truck accessories designed for sport utility vehicles and other light trucks are also distributed through the Company's OEM and aftermarket distribution systems. The Company, which operates as one segment, has manufacturing facilities in Portage, Wisconsin and Daleville, Alabama; Dunnell, Minnesota; and Eloy, Arizona. In 1998, the Company ceased its operations in Australia and Mexico.

CONSOLIDATION AND BASIS OF PRESENTATION

The Company's consolidated financial statements include the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION

Revenues are recognized upon shipment of product. The company estimates and records provisions for warranties and other after-sale costs in the period the sale is reported. Such provisions are included in other accrued liabilities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates have been made by management with respect to the collectability of accounts receivable, inventory obsolescence, product warranty, medical cases incurred but not reported, and the possible outcome of outstanding litigation and inventory obsolescence. Actual results could differ from those estimates.

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

ADVERTISING COSTS

Advertising costs are expensed when the initial advertisement occurs. Total advertising expense was $3,566,000, $2,949,000, and $2,066,000, in
1999, 1998, and 1997, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred and were $664,000, $707,000, and $591,000 in 1999, 1998, and 1997, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's Australian subsidiary was the Australian dollar; accordingly, assets and liabilities were translated using the current exchange rate the income statement was translated using the weighted average exchange rate for the year. Resulting translation adjustments were recorded directly to a separate component of shareholders' equity. In 1998, the Company ceased operating in Australia and reversed into income the accumulated translation adjustment.

In 1998 and 1997, the functional currency of the company's Mexican subsidiary was the U.S. dollar.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The numerator for the calculation of basic and diluted earnings (loss) per share of common stock is net income (loss). The denominator is computed as follows:

                                                                                 YEAR ENDED DECEMBER 31
                                                                        ------------------------------------------
                                                                            1999           1998          1997
                                                                        ------------------------------------------
Denominator for basic earnings (loss) per share - weighted average
   shares                                                                   1,018,882     1,016,624      1,000,436
Employee stock options (treasury stock method)                                 22,432             -              -
                                                                        ------------------------------------------
Denominator for diluted earnings (loss) per share                           1,041,314     1,016,624      1,000,436
                                                                        ==========================================

RECLASSIFICATIONS

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (the Statement), which is required to be adopted for fiscal years beginning after

June 15, 2000. The Statement will require the Company to recognize all derivatives in the balance sheet at fair value. As of December 31, 1999, the Company has no derivative instruments. The Company will adopt the Statement no later than January 1, 2001, and estimates that its effect will not be material to its results of operations, financial position, or cash flows.

2. ACQUISITION

On October 29, 1999, the Company acquired certain assets and assumed certain liabilities of Glasstite, Inc. ("Glasstite"), a division of Raven Industries, Inc. Glasstite, with manufacturing facilities in Dunnell, Minnesota and Eloy, Arizona, manufactures fiberglass pickup truck caps and tonneau covers. These products are sold primarily to automobile after-market dealers and retailers in the United States. The acquired assets consisted of substantially all of the assets and accounts payable of Glasstite except for certain accounts receivable over 90 days past due. The aggregate consideration paid for the assets was $9,148,000 which included cash payments to the seller totaling $8,412,000, direct acquisition costs of $415,000 and assumption of liabilities in the amount of $321,000. The transaction was financed using the Company's available cash resources. The acquisition has been accounted for using he purchase method of accounting. The cost of the acquisition has been allocated to the assets acquired and the liabilities assumed on the basis of their estimated fair value.

The excess of the cost over the fair value of the net assets acquired of $859,000 is being amortized over 20 years. The operating results of Glasstite have been included in the Company's consolidated operating results from the date of acquisition.

The following unaudited information presents, on a pro forma basis, the Company's results for the year ended December 21, 1999 and 1998, giving effect to the acquisition, as if it had occurred at the beginning of the years presented.

The pro forma results have been prepared for informational purposes only and include adjustments to depreciation expense of acquired plant and equipment and amortization of goodwill, together with related income tax effects of all such adjustments. Anticipated efficiencies from the consolidation of certain manufacturing activities have been excluded from the pro forma operating results. These pro forma results do not purport to be indicative of the results of the operations that would have occurred had the purchases been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

                                                                                    YEARS ENDED
                                                                                    DECEMBER 31
                                                                              1999               1998
                                                                        ------------------ ------------------
Sales                                                                        $114,831,000        $98,001,000
Net income                                                                   $  8,013,000        $ 3,542,000
Net income per share of common stock:
    Basic                                                                    $       7.86        $      3.48
    Diluted                                                                  $       7.70        $      3.48


3. INVENTORIES

Inventories consist of the following:

                                                                                    DECEMBER 31
                                                                              1999               1998
                                                                        ------------------ -----------------
Finished goods                                                               $3,487,584         $3,030,878
Work-in-process                                                                 856,552            680,310
Raw materials and supplies                                                    4,439,194          2,245,006
Less allowance for inventory obsolescence                                      (450,875)          (255,000)
                                                                        ================== =================
                                                                             $8,332,455         $5,701,194
                                                                        ================== =================

4. INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

                                                                                    DECEMBER 31
                                                                              1999               1998
                                                                        ------------------ -----------------
Goodwill                                                                    $ 97,032,796       $ 95,871,423
Trademarks                                                                     6,186,277          6,178,982
Deferred financing costs                                                       3,325,075          3,265,932
Other                                                                          3,853,535          3,614,399
                                                                        ------------------ -----------------
                                                                             110,397,683        108,930,736
Less accumulated amortization                                                 17,495,508         14,095,052
                                                                        ------------------ -----------------
                                                                            $ 92,902,175       $ 94,835,684
                                                                        ================== =================

5. DEBT

Long-term debt consists of the following:

                                                                                    DECEMBER 31
                                                                              1999               1998
                                                                        ------------------ -----------------
10 3/4% Series B Senior Notes, due 2004                                      $75,202,000        $76,852,000
Promissory note payable                                                          800,000          1,200,000
                                                                        ------------------ -----------------
                                                                             $76,002,000         78,052,000
Less amount due within one year                                                  400,000            400,000
                                                                        ================== =================
                                                                             $75,602,000        $77,652,000
                                                                        ================== =================

The 10 3/4% Series B Senior Notes (Senior Notes) are unsecured with interest due semiannually. The Senior Notes have certain early redemption provisions whereby the Company, at its option, can retire up to $25,000,000 in aggregate principal amount, at a redemption price equal to 110% of par, from the proceeds of an initial public offering and any subsequent public offering of common stock. Prior to March 1, 1999, the Company could redeem the Senior Notes at a redemption price of 105.375% of par. Subsequent to March 1, 1999, the redemption price declines to par at maturity based upon a predetermined schedule. In 1999 and 1998, the Company repurchased $1,650,000 and $3,148,000, respectively, of the outstanding Senior Notes on the open market, recognizing a net gain of $28,500 and $66,000, respectively. Due to the immaterial nature of the gains, these transactions are not presented in the consolidated statements of operations as an extraordinary item.

The Company also has a revolving credit agreement with a bank which provides for maximum borrowings of $12,500,000 at either 1.0% above the lender's base rate, or 2.5% above the lender's eurodollar rate. The revolving credit agreement is collateralized by substantially all of the Company's accounts receivable and inventories. Annual commitment fees under the revolving credit agreement are 1/2% of the unused portion of the available credit. At December 31, 1999 and 1998, there were no amounts outstanding on the revolving credit agreement. The current credit facility matures and all borrowings are due March 31, 2002.

The Company's Senior Notes and revolving credit agreement contain covenants that restrict the payment of cash dividends and the issuance of new debt, and require the Company to maintain minimum amounts of net worth and certain financial ratios. Under the most restrictive covenant, cash dividends paid may not exceed $1,000,000 plus the sum of 50% of consolidated net income of the Company. The Company's management believes it is in compliance with all covenants of these agreements as of December 31, 1999 and 1998.

Interest on the promissory note payable is due semiannually. Annual principal payments of $400,000 are due August 15th through 2001. Payment of this promissory note is subordinated to the borrowings under the revolving credit agreement.


Scheduled of aggregate maturities on long-term debt are as follows: 2000 - $400,000, 2001-$400,000, 2002-$0, 2003-$0, and 2004 - $75,202,000.

The fair value of the long-term debt, approximates $72,700,000 at December 31, 1999, based upon quoted market prices for the senior notes and the present value of future cash flows for the note payable using the interest rate of 9.5% on the Company's revolving credit facility.

6. LEASE OBLIGATIONS

The Company leases various equipment under capital lease obligations. Equipment includes $4,096,000 and $2,338,000 of capitalized lease assets at December 31, 1999 and 1998. Lease amortization is included in depreciation expense.

Certain manufacturing equipment, computers, vehicles and warehouse space is leased under noncancelable operating leases. Rent expense under such leases was $1,083,000, $683,000 and $446,000 in 1999, 1998 and 1997, respectively.

Future minimum payments, by year and in the aggregate, under the capital lease and noncancelable operating leases with initial or remaining terms of one year or more consists of the following at December 31, 1999:


                                                           CAPITAL LEASES           OPERATING LEASES
                                                      -------------------------- -----------------------
2000                                                       $  627,355                 $1,176,633
2001                                                          627,355                    852,465
2002                                                          627,355                    354,369
2003                                                        1,209,355                    149,041
2004                                                          716,196                     51,622
                                                      -------------------------- -----------------------
Total                                                      $3,807,616                 $2,584,130
                                                                                 =======================

Less amount representing interest                             646,955
                                                      --------------------------
Present value of net minimum lease payments                 3,160,661
Less current portion of capital lease obligations             413,469
                                                      ==========================
Long-term capital lease obligations                        $2,747,192
                                                      ==========================



7. INCOME TAXES

Income (loss) before the provision (benefit) for income taxes for domestic and foreign operations was as follows:

                                                                     YEAR ENDED DECEMBER 31
                                                            1999               1998              1997
                                                      ------------------ ------------------ ----------------
Domestic                                                  $11,878,926         $5,113,944        $(4,492,191)
Foreign                                                             -            165,380         (1,726,131)
                                                      ------------------ ------------------ ----------------
Income (loss) before income taxes                         $11,876,926         $5,279,324        $(6,218,322)
                                                      ================== ================== ================

The components of the provision (benefit) for income taxes consist of the following:

                                                                     YEAR ENDED DECEMBER 31
                                                            1999               1998              1997
                                                      ------------------ ------------------ ----------------
Current:
   Federal                                                 $1,637,000        $   429,000       $(3,000,000)
   State                                                      372,000             21,000            18,000
                                                      ------------------ ------------------ ----------------
                                                            2,009,000            450,000        (2,982,000)
Deferred:
   Federal                                                  2,276,000          1,221,000         1,404,000
   State                                                      278,000            393,000           248,000
                                                      ------------------ ------------------ ----------------
                                                            2,554,000          1,614,000         1,652,000
                                                      ------------------ ------------------ ----------------
Provision (benefit) for income taxes                       $4,563,000         $2,064,000       $(1,330,000)
                                                      ================== ================== ================

The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                                              YEAR ENDED DECEMBER 31
                                                                          1999         1998         1997
                                                                       ------------ ------------ -----------

Federal statutory income taxes                                             34.0%        34.0%      (34.0)%
Foreign (income) loss for which no tax benefit (expense) recorded             -         (1.1)        9.4
State income taxes, net of federal income tax benefit                       2.9          5.2         2.8
Other                                                                       1.5          1.1         0.4
                                                                       ============ ============ ===========
                                                                           38.4%        39.2%      (21.4)%
                                                                       ============ ============ ===========

The components of the net deferred income tax liability are as follows:

                                                                                    DECEMBER 31
                                                                        ------------------------------------
                                                                              1999               1998
                                                                        ------------------ -----------------
Deferred income tax assets:
   Accounts receivable                                                  $       111,000    $       118,000
   Inventories                                                                  189,000            143,000
   Accrued liabilities                                                          118,000            596,000
   Intangible assets                                                            210,000            104,000
   Foreign net operating losses                                               1,028,000          1,028,000
   Federal AMT credit carryforwards                                                   -            315,000
   State net operating loss carryforwards                                         4,000            487,000
                                                                        ------------------ -----------------
                                                                              1,660,000          2,791,000
   Valuation allowance                                                       (1,028,000)        (1,313,000)
                                                                        ------------------ -----------------
                                                                                632,000          1,478,000
                                                                        ------------------ -----------------
Deferred income tax liabilities:
   Intangible assets                                                         (9,889,000)        (8,214,000)
   Property, plant and equipment                                             (2,110,000)        (1,978,000)
                                                                        ------------------ -----------------
                                                                            (11,999,000)       (10,192,000)
                                                                        ================== =================
Net deferred income tax liability                                       $   (11,367,000)   $    (8,714,000)
                                                                        ================== =================

Deferred taxes are classified in the accompanying balance sheets as follows:

                                                                                    DECEMBER 31
                                                                        ------------------------------------
                                                                              1999               1998
                                                                        ------------------ -----------------
Current asset                                                           $        418,000   $        833,000
Noncurrent liability                                                         (11,785,000)        (9,547,000)
                                                                        ================== =================
                                                                        $    (11,367,000)  $     (8,714,000)
                                                                        ================== =================

The Company recorded a valuation to provide for uncertainties relating to the realization of foreign and certain state net operating loss carryforwards. Realization of foreign net operating losses is remote since the Company's foreign subsidiaries have ceased operations.

8. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined-contribution employee benefit plan in which substantially all employees are participants. The plan requires the Company to make matching contributions equal to 25% on the first 6% of each plan participant's contribution. The plan also allows for the Company to make discretionary contributions. Contributions expense was $158,000, $124,000, and $115,000 in 1999, 1998 and 1997, respectively.

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

Net sales to the Company's two largest automotive industry customers were 21% and 12% in 1999, 25% and 10% in 1998 and 25% and 12% in 1997, respectively, of consolidated net sales.

Net sales to customers in foreign countries, principally Canada, were $11,425,000, $7,955,000 and $7,086,000 in 1999, 1998 and 1997, respectively.

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

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue applying Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options granted to employees. Total compensation expense recorded approximated $61,000, $28,000, and $114,000 in 1999, 1998 and 1997,
respectively. Had compensation cost been determined under the method set forth in SFAS No. 123, the effect on 1999, 1998, and 1997 net income (loss) and earnings per share would not have been significant.. Stock option transactions are summarized as follows:

                                   1999                          1998                         1997
                         --------------------------    --------------------------    -----------------------
                                        Weighted                     Weighted                     Weighted
                                         Average                      Average                     Average
                                        Exercise                     Exercise                     Exercise
        Options              Options      Price         Options        Price          Options      Price
------------------------    ---------- ------------    ----------- --------------    ---------- ------------
Outstanding at
   beginning of year          27,905      $26.89         16,405       $27.87            24,684      $30.92

Granted                       11,500       25.00         11,500        25.00            38,813       14.81
Exercised                          -           -              -            -           (30,813)      12.17
Canceled                           -           -              -            -           (16,279)      31.08
                            ----------                 -----------                   ----------

Outstanding at end of
   year                       39,405      $26.20         27,905       $26.89            16,405      $27.87
                            ========== ============    =========== ==============    ========== ============

The outstanding stock options at December 31, 1999 have a range of exercise prices between $25.00 and $31.08 per option and a weighted average contractual life of approximately 6.2 years. At December 31, 1999, 12,696 options are currently exercisable. The fair value at date of grant for options granted during 1999 was $63.64 per option using the minimum value method. The fair value of options at date of grant was estimated by subtracting the exercise price from the fair value of the stock. In performing this calculation, an estimated option life of seven years and an estimated risk-free interest rate of 6.00% were assumed.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the years ended December 31 was as follows:

                                                               1999             1998             1997
                                                          ---------------- ---------------- ----------------
Interest                                                  $     8,630,800   $    8,973,333   $    9,106,363
                                                          ================ ================ ================

Income taxes                                              $     2,844,100   $      401,500   $       60,440
                                                          ================ ================ ================

In 1999, the Company entered into capital lease obligations for $2,082,000.

12. RELATED-PARTY TRANSACTIONS

The Company has a ten-year consulting agreement (the Agreement), which expires in 2004, with Trivest Inc. (Trivest), an affiliate of its major shareholders. Pursuant to the Agreement, Trivest provides corporate finance, strategic and capital planning and other management advice to the Company for an annual fee (subject to cost of living adjustments), payable quarterly in advance. Additionally, Trivest's annual fee will be increased for each additional business operation acquired or sold by the Company, based upon a percentage of the purchase or sales price and the financial results of the operation acquired.

Management and other fees charged by Trivest totaled $478,000, $417,000, and $481,000, in 1999, 1998, and 1997, respectively.


13. LEGAL SETTLEMENT AND CONTINGENCIES

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

On October 15, 1999, the Circuit Court for Champaign County, Illinois, granted final approval of a settlement in a class action suit in which the Company and various other manufactures of pickup truck bedliners were defendants. The defendants agreed to fund a public education campaign, use uniform warning labels, and pay the plaintiffs' attorneys' fees. The Company's portion of the settlement was $600,000.

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

14. SUBSEQUENT EVENT

On March 28, 2000 the Company announced a definitive agreement for the sale of the Company to a group led by William Blair Capital Partners. The transaction is expected to close by no later than April 30, 2000.

                                PENDA CORPORATION

                                   SCHEDULE II

                      VALUATION AND QUALIFICATION ACCOUNTS

                                                           Balance at    Charged to   Charged                      Balance
                                                           Beginning     Cost and     To Other                    at End of
Period                 Description                         of Period     Expenses     Accounts   Deductions        Period
------------------------------------------------------------------------------------------------------------    ------------
Year ended
December 31, 1999      Allowance for Doubtful Accounts      $380,000     $200,368      $ -       $167,368 (1)    $413,000
                       Inventory Obsolescence Reserve       $255,000     $196,000      $ -       $      -        $451,000

Year ended
December 31, 1998      Allowance for Doubtful Accounts      $470,000     $289,294      $ -       $379,294 (1)    $380,000
                       Inventory Obsolescence Reserve       $528,000     $      -      $ -       $273,000        $255,000

Year ended
December 31, 1997      Allowance for Doubtful Accounts      $ 75,000     $465,611      $ -       $ 70,611 (1)    $470,000
                       Inventory Obsolescence Reserve       $180,000     $348,000      $ -       $      -        $528,000

(1)  Bad debts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NOT APPLICABLE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company are as follows:

NAME                                                     AGE    POSITION
------------------------------------------------------   ---    -----------------------------------------------
Earl W. Powell                                           61     Chairman of the Board
Jack L. Thompson                                         61     President, Chief Executive Officer and Director
Leo E. Waner                                             44     Vice President -- Chief Financial Officer
Jeffrey G. Rastocan                                      38     Vice President -- Sales & Marketing
Scot D. Harvey                                           43     Vice President -- Operations
Gary L. Witt                                             38     Vice President -- Administration
Troy D. Templeton                                        39     Director
Phillip T. George, M.D.                                  60     Director
David S. Timson                                          47     Director
L. J. (Jim) Schoenwetter                                 61     Director
Thomas J. Smith                                          47     Director


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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company, to the Company's Chief Executive Officer and to four other executive officers whose total annual salary and bonus, determined as of December 31, 1999, exceeded $100,000 ("Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                               ANNUAL COMPENSATION
                                                --------------------------------------------------       STOCK OPTIONS
NAME AND PRINCIPAL POSITION                     YEAR          SALARY        BONUS(1)         OTHER         AWARDS(#)
------------------------------------------      ----          ------        --------         -----       -------------
Jack L. Thompson (2)(3)                         1999         $285,000       $230,000        $23,000          4,000.00
President and Chief Executive Officer           1998         $259,615       $150,000        $28,961          4,000.00
                                                1997         $125,000       $100,300        $22,157         22,542.00

Leo E. Waner (4)(5)                             1999         $165,612       $ 70,000        $ 5,304          1,500.00
Vice   President   and  Chief   Financial       1998         $144,808       $ 58,000        $ 5,419          1,500.00
Officer                                         1997         $ 60,096       $ 60,300        $43,587         11,021.00

Jeffrey G. Rastocan (6)(7)                      1999         $143,907       $ 30,000        $ 6,243          1,500.00
Vice President-Sales & Marketing                1998         $116,274       $ 31,226        $24,148          1,500.00
                                                1997         $ 19,846       $ 10,800        $ 3,810            750.00

Scot D. Harvey (8)(9)                           1999         $122,659       $ 40,000        $ 5,099          1,500.00
Vice President-Operations                       1998         $114,262       $ 35,000        $ 3,611          1,500.00
                                                1997         $100,616       $ 28,546        $ 2,960          1,500.00

Gary L. Witt (9)                                1999         $122,878       $ 42,000        $ 4,120          1,500.00
Vice President-Administration                   1998         $114,467       $ 35,000        $ 4,309          1,500.00
                                                1997         $102,781       $ 18,300        $ 3,768          1,500.00


(1) Except as set forth in footnotes (5), (8), and (9), represents bonus earned in the respective year regardless of when paid by the Company.
(2)  Mr. Thompson joined the Company on July 7, 1997.
(3) Other annual compensation shown for Mr. Thompson includes payments for housing in Portage, Wisconsin of $13, 096.78 in 1999, $16,489 in 1998 and $8,202 in 1997 and travel between Portage, Wisconsin and Monroe, Michigan for Mr. Thompson and his spouse $5,411.71 in 1999, $8,517 in 1998 and $6,268 in 1997, and tax gross up of $5,366 in 1997.
(4)  Mr. Waner joined the Company on July 7, 1997.
(5) Bonus shown for 1997 for Mr. Waner includes a $25,000 signing bonus. In 1997, other annual compensation for Mr. Waner includes relocation costs of $36,648.
(6)  Mr. Rastocan joined the Company on October 20, 1997.
(7) Other annual compensation for Mr. Rastocan in 1998 includes relocation costs of $21,291.

(8) Bonus shown for 1997 for Mr. Harvey includes an adjustment to the 1996 bonus paid after March 1997 of $10,246.
(9) Bonus shown for 1997 for Mr. Harvey and Mr. Witt includes a special payment of $18,000 to each for acting as General Managers of the Company from April through June 1997.

STOCK OPTION GRANTS

         The following table sets forth information concerning the grant of stock options to the Named Executive Officers in 1999 (all options were granted under Management Stock Option Plans and Agreements entered into between the Company and the Named Executive Officers). The Company did not grant any stock appreciation rights in 1999.

                                                                                           POTENTIAL REALIZABLE VALUE AT
                                                                                           ASSUMED ANNUAL RATES OF STOCK
                                                                                               PRICE APPRECIATION
                                                                                               FOR OPTION TERM(3)
                                                           INDIVIDUAL GRANTS               --------------------------
                                -------------------------------------------------------
                                              % OF TOTAL
                                                OPTIONS
                                               GRANTED TO
                                OPTIONS       EMPLOYEES IN    EXERCISE OR
                                GRANTED          FISCAL        BASE PRICE    EXPIRATION
           NAME                 (#)(1)           YEAR(2)        ($/SH)           DATE           5%($)          10%($)
---------------------           -------       ----------      -----------    ----------      -----------    -----------
Jack L. Thompson                 4,000          34.78%          $25.00          (1)          $314,651.42    $560,263.08
Leo E. Waner                     1,500          13.04%          $25.00          (1)          $117,994.28    $210,098.66
Jeffrey G. Rastocan              1,500          13.04%          $25.00          (1)          $117,994.28    $210,098.66
Gary L. Witt                     1,500          13.04%          $25.00          (1)          $117,994.28    $210,098.66
Scot D. Harvey                   1,500          13.04%          $25.00          (1)          $117,994.28    $210,098.66

-------------

(1) (1) A total of 10,000 in time vested options were granted to the named Executive Officers in 1999. The time vested options become exercisable as to 20% of the shares on each anniversary of the date of grant (beginning December 31, 1999) over a five year period, so long as employment with the Company continued without any expiration date. The Board of Directors may, in its discretion, accelerate the date on which any option may be exercised, and may accelerate the vesting of any shares subject to any option.

(2) Options to purchase a total of 11,500 shares were granted in 1999. The percentage shown in this column represents the percentage arrived at by dividing the number of options granted to the named Executive Officer by the total number of options granted in 1999.

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



         STOCK OPTIONS EXERCISES AND FISCAL YEAR-END HOLDINGS

         The following table sets forth information, with respect to the Named Executive Officers, concerning exercised and unexercised options held by them as of the end of such fiscal year:

                   OPTIONS EXERCISES AND YEAR-END VALUE TABLE

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END OPTION
                                     VALUE


                                                                                               VALUE OF UNEXERCISED
                                                          NUMBER OF UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS AT
                                  OPTIONS EXERCISED              AT DECEMBER 31,                    DECEMBER
                                     DURING 1999                     1999(#)                     31, 1999($)(1)
                          -----------------------------   -----------------------------  -----------------------------
                                             ($)VALUE
NAME                            SHARES(#)   REALIZED(1)   EXERCISABLE     UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
----------------------    -----------------------------   -----------     -------------  -----------    --------------
Jack L. Thompson                   0             $0        1,600.000        8,400.000      $ 61,824       $324,576
Leo E. Waner                       0             $0          600.000        3,150.000      $ 23,184       $121,716
Jeffrey G. Rastocan                0             $0          600.000        3,150.000      $ 23,184       $121,716
Gary L. Witt                       0             $0        3,464.858        4,052.622      $133,882       $156,893
Scot D. Harvey                     0             $0        3,716.713        4,097.067      $143,614       $158,311

----------

(1) Calculated by multiplying (a) the difference between the present value of the option exercise price per share and the estimated per share fair value calculated in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" by (b) the number of shares of common stock underlying the option. The Company's calculated the fair market value of the Company's common stock on December 31, 1999 was $63.64. Options with an exercise price higher than fair value were considered to have a value of zero for purposes of this calculation. The Company is not registered under Section 12 of the Exchange Act.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company had 1,019,974.7661 shares of Common Stock issued and outstanding at March 1, 2000. The following table sets forth information with respect to the beneficial ownership of the Common Stock as of such date by (i) each person known to the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each director and Named Executive Officer who owns any shares, and (iii) all directors and executive officers of the Company as a group:

                                                                                    COMMON STOCK
                                                                                BENEFICIALLY OWNED(2)
                                                                             --------------------------
NAME(1)                                                                      SHARES             PERCENT
-------                                                                     --------            -------
Brinson Partners, Inc. (3)...............................................   500,000            49.1824%
Trivest Group, Inc. (4)(5)...............................................   412,871            40.6120%
Blue Sky Partners (5)(6).................................................    32,000             3.1477%
Earl W. Powell (5)(7)....................................................   444,871            43.7596%
Phillip T. George, M.D. (5)(7)...........................................   444,871            43.7596%
Thomas J. Smith (11).....................................................     4,000             *
Troy D. Templeton (5)....................................................     1,000             *


Jack L. Thompson (8).....................................................       1,600            0.15687%
Leo E. Waner (8).........................................................      10,871            1.06581%
Jeffrey G. Rastocan (8)..................................................  8,816.9269            *
Scot D. Harvey (8).......................................................  7,041.1600            *
Gary L. Witt (8).........................................................  6,009.3050            *
All directors and executive officers as a group (persons) (9)(10)...     484,209.3919           47.14077%


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

(7) Reflects shares held of record by Fund I, Equity Partners I and Blue Sky. See footnotes (4) and (6).

(8)  Includes 1,600.00, 600.00, 600.00, 4,213.780 and 3,917.480 shares for
     Messrs. Thompson, Waner, Rastocan, Harvey and Witt, respectively, of common stock issuable upon exercise of the options presently exercisable as of March 1, 2000.

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

(11) The beneficial owner's address is 4365 Steiner Street, St. Bonafius, Minnesota 55375.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective March 18, 1994, the Company entered into a ten-year agreement (the "Consulting Agreement") with Trivest, Inc., a corporation owned by Messrs. Powell and George. Pursuant to the Consulting Agreement, Trivest provides corporate finance, strategic and capital planning and other management advice to the Company for an annual fee, payable quarterly in advance. During 1998, the Company paid management fees to Trivest of approximately $429,000 and reimbursed Trivest for certain out-of-pocket expenses incurred on behalf of the Company.

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

TRIVEST LEGAL DEPARTMENT

         Trivest maintains an internal legal department. The Trivest legal department accounts for its time on an hourly basis and bills Trivest and its affiliates, including the Company, for services rendered at prevailing rates. In 1999, the Company paid Trivest $49,000 for services rendered by the Trivest legal department. The Company believes that the fees charged by the Trivest legal department in 1999 were no less favorable to the Company than fees charged to unaffiliated third parties for similar services.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)      The following documents are filed as part of this report:

         1. Financial Statements - included in Item 8. An index to financial statements appears on Page 13.

         2. Financial Statement Schedule - Schedule II - valuation and qualifying accounts is the only schedule provided because all other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable, and therefore have been omitted. Schedule II appears on Page 29.

         3.       Exhibits

(b)      Form 8-K dated November 4, 1999 related to the Glasstite acquisition.

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

3.2      Registrant's Bylaws (3.2)(1)

4.1      Specimen Note Certificate for Notes (4.1)(1)

4.2 Registration Rights Agreement dated as of March 18, 1994, between the Registrant and Bear, Stearns & Co. Inc. (4.2)(1)

4.3 Indenture, dated as of March 18, 1994, between the Registrant and American Stock Transfer & Trust Company (4.3)(1)

4.4 Supplemental Indenture, dated as of July 14, 1995, between Tri-Glas Corporation and American Stock Transfer & Trust Company, as Trustee. (4.4)(2)

10.1* Registrant's First Amended and Restated Management Stock Option Plan adopted March 14, 1994. (10.1)(3)

10.2 Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers. (10.2)(1)

10.3 Subscription and Shareholders' Agreement, dated March 15, 1994, among the Registrant and its Shareholders. (10.3)(1)

10.4 First Amendment to Subscription and Shareholders' Agreement, dated March 31, 1995, among the Registrant and its Shareholders. (10.4)(8)

10.5 Amended and Restated Credit Agreement, dated as of July 14, 1995, between the Registrant and Banque Nationale de Paris, as Lender and as Agent for the Loan Parties Thereunder. (10.5)(2)

10.6* Consulting Agreement, dated as of March 18, 1994, between the Registrant and Trivest, Inc. (10.6)(1)

10.7* First Amendment to Registrant's First Amended and Restated Management Stock Option Plan adopted August 2, 1996.(10.7)(4)

10.8* Employment Agreement between the Registrant and Jack L. Thompson dated June 23, 1997. (10.8)(8)

10.9* Employment Agreement between the Registrant and Leo E. Waner dated July 1, 1997. (10.9)(8)

10.10 Settlement Agreement, dated December 23, 1997, between the Registrant and Daniel E. Braun. (10.10)(8)

10.11 Stock Transfer and Option Termination Agreement dated December 23, 1997 between the Registrant and Daniel E Braun. (10.11)(8)

10.12 Form of Shareholder's Agreement between Registrant and certain executive officers and certain employees. (10.12)(8)

10.13* Form of Management Stock Option Plan and Agreement between Registrant and certain executive officers. (10.13)(8)

10.14 Amendment No. 1 to the Amended and Restated Credit Agreement dated as of October 16, 1997, between the Registrant and Banque Nationale de Paris. (10.14)(6)

10.15 Letter Waiver dated as of February 24, 1998 to the Amended and Restated Credit Agreement between the Registrant and Banque Nationale de Paris. (10.15)(8)

10.16* Form of Stock Option Substitution Agreement entered into between the Registrant and certain executives'. (10.16)(8)

10.17 Master Lease between Penda Corporation and Firstar Equipment Finance Corporation dated December 26, 1995. (10.17)(9)

10.19 Amendment to Lease Schedule #9001 between Firstar Leasing Services Corporation and Penda Corporation dated March 26, 1999 (10.19)(11)

10.20 Lease Schedule #48500-02 between Firstar Leasing Services Corporation and Penda Corporation date April 5, 1999 (10.20)(11)

10.21 Amendment No. 2 to the Amended and Restated Credit Agreement between Banque Nationale de Paris and Penda Corporation dated March 31, 1999 (10.21)(11)

10.22 Amendment to Lease Schedule #48500-032 between Firstar Leasing Services Corporation dates July 6, 1999 (10.22)(12)

10.23 Amendment to Lease Schedule #48500-03 between Firstar Leasing Services Corporation, Amendment 3 dated (10.23)(5)

10.25 Shared Savings Plan between Wisconsin, Power & Light Company and The Company dated December 20, 1999 (10.25)(5)

10.26 Lease Agreement between Glasstite, Inc. and Penda Glasstite dated October 29, 1999 (10.26)(5)

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

(10) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-K dated March 9, 1999.

(11) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-Q, dated April 19, 1999.

(12) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Report on 10-Q, dated July 29, 1999.

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

                                     PENDA CORPORATION
Date:  March 27, 2000                By: /s/  JACK L. THOMPSON
                                        ----------------------------------------
                                        Jack L. Thompson
                                        President & Chief Executive Officer

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


               SIGNATURE                                 TITLE                                  DATE
               ---------                                 -----                                  ----
/s/  JACK L. THOMPSON                    President,  Chief  Executive  Officer             March 27, 2000
------------------------------------     and Director
     Jack L. Thompson

/s/  EARL W. POWELL                      Chairman of the Board                             March 27, 2000
------------------------------------
     Earl W. Powell

/s/  LEO E. WANER                        Vice  President  -  Chief Financial               March 27, 2000
------------------------------------     Officer (Principal Financial and
     Leo E. Waner                        Accounting Officer)

/s/  PHILLIP T. GEORGE, M.D.             Director                                          March 27, 2000
------------------------------------
     Phillip T. George, M.D.

/s/  DAVID S.TIMSON                      Director                                          March 27, 2000
------------------------------------
     David S. Timson

/s/  TROY D.TEMPLETON                    Director                                          March 27, 2000
------------------------------------
     Troy D. Templeton

/s/  L.J. SCHOENWETTER                   Director                                          March 27, 2000
------------------------------------
     L.J. Schoenwetter

/s/  THOMAS J. SMITH                     Director                                          March 27, 2000
------------------------------------
     Thomas J. Smith


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

3.2      Registrant's Bylaws (3.2)(1)

4.1      Specimen Note Certificate for Notes (4.1)(1)

4.2 Registration Rights Agreement dated as of March 18, 1994, between the Registrant and Bear, Stearns & Co. Inc. (4.2)(1)

4.3 Indenture, dated as of March 18, 1994, between the Registrant and American Stock Transfer & Trust Company (4.3)(1)

4.4 Supplemental Indenture, dated as of July 14, 1995, between Tri-Glas Corporation and American Stock Transfer & Trust Company, as Trustee. (4.4)(2)

10.1* Registrant's First Amended and Restated Management Stock Option Plan adopted March 14, 1994. (10.1)(3)

10.2 Form of Indemnification Agreement between the Registrant and each of its directors and certain executive officers. (10.2)(1)

10.3 Subscription and Shareholders' Agreement, dated March 15, 1994, among the Registrant and its Shareholders. (10.3)(1)

10.4 First Amendment to Subscription and Shareholders' Agreement, dated March 31, 1995, among the Registrant and its Shareholders. (10.4)(8)

10.5 Amended and Restated Credit Agreement, dated as of July 14, 1995, between the Registrant and Banque Nationale de Paris, as Lender and as Agent for the Loan Parties Thereunder. (10.5)(2)

10.6* Consulting Agreement, dated as of March 18, 1994, between the Registrant and Trivest, Inc. (10.6)(1)

10.7* First Amendment to Registrant's First Amended and Restated Management Stock Option Plan adopted August 2, 1996.(10.7)(4)

10.8* Employment Agreement between the Registrant and Jack L. Thompson dated June 23, 1997. (10.8)(8)

10.9* Employment Agreement between the Registrant and Leo E. Waner dated July 1, 1997. (10.9)(8)

10.10 Settlement Agreement, dated December 23, 1997, between the Registrant and Daniel E. Braun. (10.10)(8)

10.11 Stock Transfer and Option Termination Agreement dated December 23, 1997 between the Registrant and Daniel E Braun. (10.11)(8)

10.12 Form of Shareholder's Agreement between Registrant and certain executive officers and certain employees. (10.12)(8)

10.13* Form of Management Stock Option Plan and Agreement between Registrant and certain executive officers. (10.13)(8)

10.14 Amendment No. 1 to the Amended and Restated Credit Agreement dated as of October 16, 1997, between the Registrant and Banque Nationale de Paris. (10.14)(6)

10.15 Letter Waiver dated as of February 24, 1998 to the Amended and Restated Credit Agreement between the Registrant and Banque Nationale de Paris. (10.15)(8)

10.16* Form of Stock Option Substitution Agreement entered into between the Registrant and certain executives'. (10.16)(8)

10.17 Master Lease between Penda Corporation and Firstar Equipment Finance Corporation dated December 26, 1995. (10.17)(9)

10.19 Amendment to Lease Schedule #9001 between Firstar Leasing Services Corporation and Penda Corporation dated March 26, 1999 (10.19)(11)

10.20 Lease Schedule #48500-02 between Firstar Leasing Services Corporation and Penda Corporation date April 5, 1999 (10.20)(11)

10.21 Amendment No. 2 to the Amended and Restated Credit Agreement between Banque Nationale de Paris and Penda Corporation dated March 31, 1999 (10.21)(11)

10.22 Amendment to Lease Schedule #48500-032 between Firstar Leasing Services Corporation dates July 6, 1999 (10.22)(12)

10.23 Amendment to Lease Schedule #48500-03 between Firstar Leasing Services Corporation, Amendment 3 dated (10.23)(5)

10.25 Shared Savings Plan between Wisconsin, Power & Light Company and The Company dated December 20, 1999 (10.25)(5)

10.26 Lease Agreement between Glasstite, Inc. and Penda Glasstite dated October 29, 1999 (10.26)(5)

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

(10) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-K dated March 9, 1999.

(11) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Report on Form 10-Q, dated April 19, 1999.

(12) Incorporated by reference to an exhibit shown in the preceding parentheses and filed with the Company's Report on 10-Q, dated July 29, 1999.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.